Form 10-Q
period 2020-09-30
DATTO HOLDING CORP.
filed 2020-11-23
CIK 1724570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-39637

DATTO HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-3345706
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

101 Merritt 7

Norwalk, CT 06851

(Address of principal executive offices and zip code)

888-995-1431

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	MSP	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 15, 2020, there were approximately 160,959,637 shares of the Registrant’s Common Stock outstanding.

WHERE YOU CAN FIND MORE INFORMATION

Please note that we may announce material business and financial information to our investors using filings we make with the Securities and Exchange Commission, webcasts, press releases, conference calls, and our investor relations website which can be found at www.investors.datto.com. We use these mediums, including our website, to communicate with our stockholders and the public about our company. It is possible that the information that we make available through these mediums may be deemed to be material information. We therefore encourage investors and others interested in our company to review all such.

The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DATTO HOLDING CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$98,614	$27,597
Restricted cash	1,436	1,469
Accounts receivable, net	16,668	20,841
Inventory, net	17,266	12,415
Prepaid expenses	8,831	10,265
Other current assets	9,453	10,120

Total current assets	152,268	82,707
Property and equipment, net	86,618	80,746
Goodwill	1,123,000	1,118,856
Intangible assets, net	289,954	306,685
Other assets	63,407	53,298

Total assets	$1,715,247	$1,642,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,517	$16,049
Accrued expenses and other current liabilities	35,407	33,909
Long-term debt, current portion	5,500	5,500
Deferred revenue	25,412	24,254

Total current liabilities	74,836	79,712
Long-term debt	575,739	546,499
Deferred revenue, noncurrent	2,937	3,798
Deferred income taxes	17,660	10,120
Other long-term liabilities	13,158	9,860

Total liabilities	684,330	649,989
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2020 (unaudited) and December 31, 2019; 135,915,527 and 135,655,428 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively (inclusive of treasury stock)	136	136
Additional paid-in capital	1,092,090	1,083,082
Treasury stock, at cost; 362,126 shares at September 30, 2020 (unaudited) and December 31, 2019	(3,621)	(3,621)
Accumulated deficit	(58,058)	(87,724)
Accumulated other comprehensive income	370	430

Total stockholders’ equity	1,030,917	992,303

Total liabilities and stockholders’ equity	$1,715,247	$1,642,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATTO HOLDING CORP.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	$122,753	$105,170	$356,348	$301,107
Device	6,964	11,948	21,098	29,582
Professional services and other	950	575	2,347	1,937

Total revenue	130,667	117,693	379,793	332,626
Cost of revenue:
Subscription	18,915	20,815	60,786	60,472
Device	10,089	14,036	26,464	36,591
Professional services and other	1,332	1,438	4,399	3,874
Depreciation and amortization	5,526	4,150	15,746	11,256

Total cost of revenue	35,862	40,439	107,395	112,193

Gross profit	94,805	77,254	272,398	220,433
Operating expenses:
Sales and marketing	24,709	25,084	83,828	79,172
Research and development	15,257	14,640	48,000	43,924
General and administrative	17,433	17,680	59,389	50,555
Depreciation and amortization	6,820	6,782	20,600	20,506

Total operating expenses	64,219	64,186	211,817	194,157

Income from operations	30,586	13,068	60,581	26,276
Other expense:
Interest expense	7,065	9,932	23,590	34,131
Loss on extinguishment of debt	—	—	—	19,231
Other (income) expense, net	(987)	7	(1,402)	2

Total other expense	6,078	9,939	22,188	53,364

Income (loss) before income taxes	24,508	3,129	38,393	(27,088)
(Provision for) benefit from income taxes	(4,962)	(404)	(8,727)	4,130

Net income (loss)	$19,546	$2,725	$29,666	$(22,958)

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$0.02	$0.22	$(0.17)

Diluted	$0.14	$0.02	$0.22	$(0.17)

Weighted-average shares used in computing net income (loss) per share:
Basic	135,553,097	135,195,800	135,496,696	135,195,800

Diluted	138,590,770	135,615,949	137,006,921	135,195,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$19,546	$2,725	$29,666	$(22,958)
Other comprehensive income (loss):
Currency translation adjustment	719	(461)	(60)	(650)

Total comprehensive income (loss)	$20,265	$2,264	$29,606	$(23,608)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended September 30, 2020:	Shares	Amount
Balance at January 1, 2020	135,655,428	$136	$(3,621)	$1,083,082	$(87,724)	$430	$992,303
Stock-based compensation	—	—	—	1,914	—	—	1,914
Exercise of common stock options	255,438	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	1,353	—	1,353

Balance at March 31, 2020	135,910,866	$136	$(3,621)	$1,087,496	$(86,371)	$(270)	$997,370

Stock-based compensation	—	—	—	1,858	—	—	1,858
Other comprehensive loss	—	—	—	—	—	(79)	(79)
Net income	—	—	—	—	8,767	—	8,767

Balance at June 30, 2020	135,910,866	$136	$(3,621)	$1,089,354	$(77,604)	$(349)	$1,007,916

Net share settlement of stock-based payment awards	4,661	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	2,789	—	—	2,789
Other comprehensive income	—	—	—	—	—	719	719
Net income	—	—	—	—	19,546	—	19,546

Balance at September 30, 2020	135,915,527	$136	$(3,621)	$1,092,090	$(58,058)	$370	$1,030,917

DATTO HOLDING CORP.

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
For the nine months ended September 30, 2020:	Shares	Amount
Balance at January 1, 2019	135,557,926	$136	$(3,621)	$1,071,914	$(56,536)	$(83)	$1,011,810
Stock-based compensation	—	—	—	4,874	—	—	4,874
Other comprehensive income	—	—	—	—	—	437	437
Net loss	—	—	—	—	(3,449)	—	(3,449)

Balance at March 31, 2019	135,557,926	$136	$(3,621)	$1,076,788	$(59,985)	$354	$1,013,672

Repurchase of common stock	—	—	—	(1,072)	—	—	(1,072)
Stock-based compensation	—	—	—	2,814	—	—	2,814
Other comprehensive loss	—	—	—	—	—	(626)	(626)
Net loss	—	—	—	—	(22,234)	—	(22,234)

Balance at June 30, 2019	135,557,926	$136	$(3,621)	$1,078,530	$(82,219)	$(272)	$992,554

Stock-based compensation	—	—	—	1,766	—	—	1,766
Other comprehensive loss	—	—	—	—	—	(461)	(461)
Net income	—	—	—	—	2,725	—	2,725

Balance at September 30, 2019	135,557,926	$136	$(3,621)	$1,080,296	$(79,494)	$(733)	$996,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$29,666	$(22,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of internally developed software	19,615	14,739
Amortization of acquired intangible assets	16,731	17,023
Loss on extinguishment of debt	—	19,231
Amortization of debt issuance costs	1,265	1,452
Reserve for inventory obsolescence	1,508	183
Stock-based compensation	6,561	9,454
Provision for bad debt	4,793	3,422
Deferred income taxes	7,556	(6,035)
Unrealized gain (loss) on foreign exchange	(647)	235
Changes in operating assets and liabilities:
Accounts receivable	(766)	(12,202)
Inventory	(6,337)	(2,035)
Prepaid expenses and current other assets	2,099	(4,464)
Other assets	(8,446)	(15,347)
Accounts payable, accrued expenses and other	109	4,479
Deferred revenue	348	(554)

Net cash provided by operating activities	74,055	6,623

INVESTING ACTIVITIES
Purchase of property and equipment	(28,519)	(27,777)
Acquisition of business, net of cash acquired	(4,371)	—

Net cash used in investing activities	(32,890)	(27,777)

FINANCING ACTIVITIES
Proceeds from debt	32,100	562,250
Repayments of debt	(4,468)	(522,048)
Debt issuance costs	—	(8,775)
Prepayment penalty on debt	—	(10,400)
Capitalized transaction costs	(980)	—
Proceeds from stock option exercise	2,500	—
Net share settlement and settlement of stock-based payment awards	(53)	(1,072)

Net cash provided by financing activities	29,099	19,955

Effect of exchange rate changes on cash	720	(396)

Net increase (decrease) in cash	70,984	(1,595)
Cash and restricted cash, beginning of year	29,066	37,258

Cash and restricted cash, end of period	$100,050	$35,663

Reconciliation of cash and restricted cash:
Cash	$98,614	$31,781

Restricted cash	$1,436	$3,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$151	$1,117
Cash paid for interest	$22,317	$34,820
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$40	$512
Deferred initial public offering costs in accounts payable and accrued liabilities	$2,620	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business

Description of Business

Datto Holding Corp., through its operating subsidiaries, provides cloud-based software and technology solutions purpose-built for delivery through the managed service provider channel to small and medium-sized businesses. The Company’s platform enables its managed service provider (“MSP”) partners to serve the small and medium-sized businesses (“SMB”) information technology market. The Company’s platform includes mission critical cloud-based software and technologies that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

Unless otherwise indicated or as the context otherwise requires, Datto Holding Corp. and its wholly-owned subsidiaries, collectively, are referred to as the “Company”, “Datto”, “we”, “us” or “our.”

Initial Public Offering

On October 23, 2020, the Company completed an initial public offering (“IPO”) of its common stock. As part of the IPO, the Company issued and sold 22,000,000 shares of its common stock at a public offering price of $27.00 per share. The Company received proceeds of approximately $558.0 million from the IPO, after deducting the underwriting discount. In addition, on November 3, 2020, the underwriters exercised their option in full to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in proceeds of approximately $83.6 million, after deducting the underwriting discount. See Note 14. Subsequent Events for further information.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700.0 million as of June 30th of that fiscal year and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

2.	Significant Accounting Policies

Basis of Presentation

Certain information and note disclosures included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial reporting. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the final prospectus for the Company’s IPO dated October 20, 2020 and filed with the SEC on October 22, 2020 pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “IPO Prospectus”).

The condensed consolidated financial statements include the accounts of Datto Holding Corp. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by U.S. GAAP. The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the interim condensed consolidated statements of operations, comprehensive income (loss) and the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows, for the nine months ended September 30, 2020 and 2019, and the related footnote disclosures are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state its financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and the results of its cash flows for the nine months ended September 30, 2020 and 2019.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period. Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and the operations of its MSP partners and their SMB customers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns. Many of the countries in which the Company operates have implemented significant governmental measures to control the spread of COVID-19. These measures may restrict the movement of employees and goods in impacted regions, which could impact the Company’s or its MSP partners’ ability to provide services or deliver them effectively. While it is not possible at this time to estimate the impact that COVID-19 will have on worldwide economic activity and the Company’s business, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 may adversely impact the Company’s business, financial condition or results of operations. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment. As of September 30, 2020 and December 31, 2019 the Company did not have material long-lived assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition (including upgrade and return rights), contract balances, contract acquisition costs, allowance for doubtful accounts, reserves for inventory obsolescence, useful lives and recoverability of property and equipment and intangible assets with definite lives, capitalized software development and implementation costs, recoverability of goodwill, income taxes, stock-based compensation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from these estimates as a result of risks and uncertainties, including the uncertainty surrounding rapidly changing market and economic conditions from the impact of COVID-19.

With the exception of the items noted below there have been no material changes to the Company’s significant accounting policies.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs incurred in connection with the sale of common stock in the Company’s IPO, were capitalized and recorded in other assets on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, $3.6 million and $1.9 million, respectively, of deferred offering costs were capitalized. Upon completion of the IPO, these deferred offering costs will be reclassified to stockholders’ equity and recorded against the proceeds from the IPO.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of an estimated allowance for doubtful accounts based on a review of all outstanding amounts.

The Company maintains an allowance for doubtful accounts based upon an analysis of past credit history and the current financial condition of the Company’s customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions. The Company also considers other specific operational factors which may impact the ability to collect past due amounts. During fiscal year 2020, the Company also considered the impact of COVID-19. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of September 30, 2020, the allowance for doubtful accounts was $8.4 million. The following table summarizes the activity of the allowance for doubtful accounts for the nine months ended September 30, 2020 (in thousands):

Amount
Balance as of December 31, 2019	$7,094
Provision for bad debt	4,793
Net reductions and other	(3,508)

Balance as of September 30, 2020	$8,379

Unbilled accounts receivable is included in the accounts receivable balances and represent revenue earned, but not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of September 30, 2020 and December 31, 2019, unbilled accounts receivable was $3.2 million and $3.6 million, respectively.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets other than Inventory, which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset other than inventory when the transfer occurs. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance provides for the following changes: (1) awards to nonemployees will be measured at the grant date fair value of equity instruments that the entity issues, (2) performance-based awards to nonemployees will be measured based on the probability of the performance condition being met and (3) the requirement to reassess the classification (equity or liability) of awards to nonemployees upon vesting is eliminated. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASC 842”) which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date; (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Additional disclosures will be required to allow the user to assess the amount, timing and uncertainty of cash flows arising from leasing activities. A modified retrospective transition approach is required for leases existing at the time of adoption. On November 15, 2019, the FASB issued ASU 2019-10 which addresses challenges associated with the transition. Those challenges have been significantly amplified by the current business and capital market disruptions caused by the COVID-19 pandemic, and as such the effective date of the standard for private companies has been deferred to fiscal years beginning after December 15, 2021, although early adoption is still permitted. The Company plans to adopt this standard as of January 1, 2021 using the modified retrospective approach of all leases entered into before the effective date. The impact of the Company’s adoption of ASC 842 to its consolidated financial statements will be to recognize the majority of the operating lease commitments as operating lease liabilities and right-of-use assets upon adoption, which will result in an increase in the assets and liabilities recorded on the consolidated balance sheet. The Company is continuing its assessment, which may identify additional impacts ASC 842 will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The standard is effective for the Company for fiscal years beginning after December 15, 2021, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

3.	Revenue Recognition

Disaggregation of Revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended September 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Transferred at a point in time	$6,964	$—	$—	$6,964
Transferred over time	—	950	122,753	123,703

Total	$6,964	$950	$122,753	$130,667

	Three Months Ended September 30, 2019
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Transferred at a point in time	$11,948	$—	$—	$11,948
Transferred over time	—	575	105,170	105,745

Total	$11,948	$575	$105,170	$117,693

	Nine Months Ended September 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Transferred at a point in time	$21,098	$—	$—	$21,098
Transferred over time	—	2,347	356,348	358,695

Total	$21,098	$2,347	$356,348	$379,793

	Nine Months Ended September 30, 2019
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Transferred at a point in time	$29,582	$—	$—	$29,582
Transferred over time	—	1,937	301,107	303,044

Total	$29,582	$1,937	$301,107	$332,626

The following table summarizes sales to customers by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
United States	$94,632	$87,084	$277,654	$245,280
International	36,035	30,609	102,139	87,346

Total	$130,667	$117,693	$379,793	$332,626

Revenue by location is determined by the billing address for the customer. Other than the United States, no other individual country accounted for 10% or more of total revenue for the three and nine months ended September 30, 2020 and 2019.

Contract Balances

Deferred revenue as of September 30, 2020 and December 31, 2019, was $28.3 million (of which $2.9 million was classified as non-current) and $28.1 million (of which $3.8 million was classified as non-current), respectively.

Current contract assets of $6.7 million and $6.5 million were included in other current assets as of September 30, 2020 and December 31, 2019, respectively. Non-current contract assets of $6.5 million and $7.7 million were included in other assets as of September 30, 2020 and December 31, 2019, respectively.

Contract Acquisition Costs

Contract acquisition costs as of September 30, 2020 and December 31, 2019 were $43.6 million and $35.9 million, respectively. The contract acquisition cost balance has increased over time as sales commissions have been incurred at a higher rate than the contract acquisition cost has been amortizing. Contract acquisition costs are included in other assets on the condensed consolidated balance sheets.

Remaining Unsatisfied Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years
Remaining unsatisfied performance obligations	$166,241	$85,162	$76,395	$4,684

	December 31, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years
Remaining unsatisfied performance obligations	$220,915	$107,562	$103,234	$10,119

Amounts above exclude month-to-month contracts.

4.	Inventory, Net

Inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Components	$8,321	$9,045
Work in progress	2,399	1,449
Finished goods	6,546	1,921

Total inventory, net	$17,266	$12,415

5.	Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Life (in Years)	September 30, 2020	December 31, 2019
Servers	3-5	$87,366	$67,420
Leasehold improvements	10 years or less	31,456	29,567
Computer equipment	3-5	14,605	13,502
Internally developed software	3	7,080	5,479
Furniture and fixtures	5	6,005	5,955
Purchased software	3	998	900
Vehicles	5	101	100

Total property and equipment		147,611	122,923
Less: accumulated depreciation and amortization		(60,993)	(42,177)

Total property and equipment, net		$86,618	$80,746

Depreciation expense included in cost of revenue and operating expenses was $4.4 million and $2.1 million, respectively, for the three months ended September 30, 2020, and $3.0 million and $2.1 million, respectively, for the three months ended September 30, 2019.

Depreciation expense included in cost of revenue and operating expenses was $12.2 million and $6.4 million, respectively, for the nine months ended September 30, 2020, and $7.7 million and $6.2 million, respectively, for the nine months ended September 30, 2019.

The Company capitalized $0.4 million and $0.3 million of internally developed software costs during the three months ended September 30, 2020 and 2019, and $1.6 million and $1.4 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to capitalized software included in operating expenses was $0.4 million and $0.3 million during the three months ended September 30, 2020 and 2019, and $1.0 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively.

6.	Acquisitions

In July 2020, the Company acquired all of the outstanding equity of two affiliated Australian entities, Gluh Pty Ltd and Keystone Software Holdings Pty Ltd (together, “Gluh”), which offer a real-time quoting platform that enables MSPs to simplify the procurement of IT products and services for their clients. The purchase consideration was approximately $4.4 million, reflecting the purchase price of $4.0 million and certain closing adjustments.

The financial results of Gluh are included in the Company’s condensed consolidated results from the date of acquisition. These amounts are insignificant for the three and nine months ended September 30, 2020. The acquisition was accounted for as a business combination. The Company is currently assessing the identification and measurement of the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, including the valuation of identifiable intangible assets. Preliminarily, the excess of the purchase price over the net assets acquired of $4.1 million has been recorded to goodwill.

7.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company believes there is no litigation or other liabilities for loss contingencies pending, individually or in the aggregate, that could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8.	Debt

On December 7, 2017, the Company entered into a debt agreement (the “2017 Credit Agreement”) comprised of a $520.0 million term loan facility and a $35.0 million revolving credit facility. On April 2, 2019, the Company refinanced its 2017 Credit Agreement with a syndicate of lenders, under a new debt agreement (the “2019 Credit Agreement”) consisting of a $550.0 million term loan facility (the “Term Loan Facility”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility”).

Shortly after the completion of the Company’s IPO in October 2020, the Company repaid all outstanding balances under the Term Loan Facility and Revolving Credit Facility, and the 2019 Credit Agreement was terminated. The Company entered into a new revolving credit facility (the “2020 Revolving Credit Facility”) under a new debt agreement (the “2020 Credit Agreement”) which provides $200.0 million of borrowing capacity. See Note 14. Subsequent Events, for further information.

As of September 30, 2020 and December 31, 2019, $543.1 million and $547.3 million, respectively, of principal was outstanding under the Term Loan Facility. The decrease in the balance reflects scheduled amortization payments. The interest rate on the Term Loan Facility was 4.40% and 6.05% at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Company’s Term Loan Facility based upon quoted market prices as of September 30, 2020 was $541.7 million, and $550.0 million as of December 31, 2019.

As of September 30, 2020 and December 31, 2019, $47.1 million and $15.0 million, respectively, was drawn on the Revolving Credit Facility and $1.9 and $2.8 million, respectively, of letters of credit were outstanding. The interest rate on the Revolving Credit Facility was 3.90% and 5.52% at September 30, 2020 and December 31, 2019, respectively.

The 2019 Credit Agreement contained certain affirmative, negative and financial covenants. At September 30, 2020, the Company was in compliance with all applicable covenants.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.4 million as interest expense during both the three months ended September 30, 2020 and 2019, and $1.3 million and $1.5 million as interest expense during the nine months ended September 30, 2020 and 2019, respectively.

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loan facility	$543,125	$547,250
Revolving credit facility	47,100	15,000
Less: current portion of long-term debt	(5,500)	(5,500)
Less: debt issuance costs and original issue discount, net	(8,986)	(10,251)

Total long-term debt	$575,739	$546,499

9.	Stock-Based Compensation

2017 Stock Option Plan

In December 2017, the Company adopted the 2017 Stock Option Plan (the “Datto Plan”), as amended, which provides for grants of stock options to attract and retain talented employees, directors, officers, and consultants.

The Company had 11,798,422 shares of common stock reserved for issuance under the Datto Plan for the periods presented. Under the terms of the Datto Plan, two categories of options were established: management options (the “Management Options”) and IPO options (the “IPO Options” and, together with Management Options, the “Options”).

The Options have similar characteristics except for their vesting requirements which are summarized below:

Option Category	Vesting Requirements
Management Options	Time-based: 25% vest after one year and 6.25% vest per quarter for the subsequent twelve quarters

Change-in-control: 100% vest

IPO Options

Time based, but initial vesting contingent on an IPO:

•   IPO, with time vesting, as modified: 25% vest upon an IPO, but to the extent the IPO occurs after the second anniversary of the grant date, in addition to the 25% vesting upon an IPO, the award will vest an additional 6.25% for each quarter of service provided, commencing on the second anniversary date of the award, and 6.25% vest per quarter thereafter. Note the vesting terms of these awards were modified in September 2020 to provide for the additional vesting commencing on the second anniversary of the award. Previously, 25% would vest upon the closing of an IPO and 6.25% would vest per quarter for the subsequent twelve quarters.

•   IPO, with time vesting: 25% vest upon the later of (a) the closing of an IPO and (b) one year after the employees start date (the “First Vesting Date”), with 6.25% vesting per quarter thereafter. However, to the extent the First Vesting Date occurs after the second anniversary of the grant date, in addition to the 25% vesting upon an IPO, the award will vest an additional 6.25% for each quarter, commencing on the second anniversary of the grant date.

Change-in-control: 100% vest

The modification of the vesting terms of the IPO Options is accounted for as a new award, and the Company updated the fair value of each stock option grant using the Black Scholes option pricing model on the modification date in September 2020. See Note 14. Subsequent Events, for further information on the impact of the IPO on the valuation of these awards.

In addition to the Datto Plan, the Company also has outstanding options which were issued under the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”), which was frozen at the time of the merger with Autotask in December 2017. All outstanding awards were fully vested as of the date of the Autotask merger, and the options settle in common stock of the Company.

Stock-based compensation expense for all equity arrangements was reflects in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue—subscription	$77	$20	$118	$77
Selling and marketing	524	619	1,803	2,259
Research and development	494	234	1,115	3,051
General and administrative	1,694	893	3,525	4,067

Total	$2,789	$1,766	$6,561	$9,454

The table reflects stock-based compensation expense for the time-based Management Options, based upon the function of the option holder. In addition, the table reflects stock-based compensation expense of $1.3 million related to the settlement of certain awards for terminated employees during the nine months ended September 30, 2019. The table does not reflect stock-based compensation expense for the IPO Options, as these awards contain a performance vesting condition (i.e. closing of an initial public offering). For the periods presented, the performance condition was not deemed satisfied, as the closing of an initial public offering event is not deemed probable until consummated. The Company will begin to record stock-based compensation for the IPO Options using the accelerated attribution method, during the fourth quarter of 2020. See Note 14. Subsequent Events, for further information.

The following table summarizes stock option activity related to the plans during the nine months ended September 30, 2020 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	9,623,400	$10.01	8.4	$43,227
Options granted	1,419,225	$12.80
Options exercised	(322,755)	$10.07
Options forfeited & expired	(831,405)	$10.56

Options outstanding at September 30, 2020	9,888,465	$10.36	7.9	$155,732

Options vested and exercisable at September 30, 2020	3,300,494	$8.94	6.8	$56,670

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 was $0.1 million and $1.3 million, respectively. There were no stock options exercised during the nine months ended September 31, 2019.

The weighted average fair value of each option granted to purchase common stock during the three months ended September 30, 2020 and 2019 was $15.77 and $5.70, and during the nine months ended September 30, 2020 and 2019 was $15.42 and $5.49, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions used for employee grants during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	65.0%	50.0%
Expected term (years)	6.21	6.13 - 6.19
Risk-free interest rate	0.4%	1.8% - 2.2%
Fair value of common stock	$22.17 - $22.64	$10.93 - $11.54

The valuation of awards granted during 2020, as well as the final valuation of the IPO Options which were modified during 2020, is based upon an interpolation of the Company’s stock price from the beginning of the year to the initial public offering price of $27.00.

The following table summarizes the options available for future grants under the Datto Plan:

Shares Available for Future Grant
Balance at December 31, 2019	2,742,903
Options granted	(1,419,225)
Options forfeited, expired and repurchased	891,830

Balance at September 30, 2020	2,215,508

In conjunction with the initial public offering, in October 2020, the Board adopted the Datto 2020 Omnibus Incentive Plan (the “2020 Plan”), and no additional awards are allowed to be issued under the Datto Plan.

As of September 30, 2020, unrecognized compensation expense related to Management Options, which are time-based, was $28.1 million, which will be recognized over the remaining weighted-average vesting term of 2.9 years. See Note 14. Subsequent Events, for information pertaining to the unrecognized compensation expense of the IPO Options, as well as further discussion of the 2020 Plan.

10.	Income Taxes

The Company incurred a provision for income tax of $5.0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively and the effective tax rate for the three months ended September 30, 2020 and 2019 was 20.2% and 12.9%, respectively. The Company incurred a provision for income tax of $8.7 million for the nine months ended September 30, 2020, as compared to a benefit from income tax of $4.1 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 22.7% and 15.2%, respectively. The higher effective tax rate for the three and nine months ended September 30, 2020 was primarily related to an increase in pre-tax income in 2020, including a shift from a pre-tax loss for the nine months ended September 30, 2019, as well as the inability to recognize tax benefits from certain foreign jurisdictions which generate a taxable loss, and non-recurring tax benefits recorded in the three and nine months ended September 30, 2019.

11.	Net Income (Loss) per Share

For the three and nine month periods ended September 30, 2020 there were 1,058,594 and 2,216,118 of weighted-average outstanding shares, respectively, of potentially dilutive options excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the period presented because including them would have been antidilutive. For the three and nine month periods ended September 30, 2019 there were 6,049,093 and 6,300,201 of weighted-average outstanding shares, respectively, of potentially dilutive options excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the period presented because including them would have been antidilutive.

For the purpose of computing diluted earnings per share, options with a performance condition, such as the IPO Options, are considered contingently issuable, and are included in the denominator for computing dilutive net earnings per share for the entire period only once the performance condition is met, and only to the extent such options are dilutive. As of September 30, 2020, 2,876,233 IPO Options were outstanding.

A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted income (loss) per share follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$19,546	$2,725	$29,666	$(22,958)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders
Basic	135,553,097	135,195,800	135,496,696	135,195,800

Diluted	138,590,770	135,615,949	137,006,921	135,195,800

Net income (loss) per share attributable to common stockholders
Basic	$0.14	$0.02	$0.22	$(0.17)

Diluted	$0.14	$0.02	$0.22	$(0.17)

12.	Related Party Transactions

Vista Equity Partners (“Vista”), the Company’s majority shareholder, is a U.S.-based investment firm. During the three and nine months ended September 30, 2020, the Company paid a total of $0.2 million and $0.4 million, respectively, for consulting services, executive recruitment, and other expenses related to services provided by Vista and Vista affiliates. During the three and nine months ended September 30, 2019, the Company paid a total of $0.2 million and $0.9 million, respectively, for consulting services, executive recruitment, and other expenses related to services provided by Vista and Vista affiliates. At September 30, 2020, the Company had immaterial accounts payable to Vista. At December 31, 2019, the Company had $0.1 million in accounts payable due to Vista.

In the normal course of business, the Company sells technology solutions as recurring subscriptions to portfolio companies of Vista. Sales to Vista portfolio companies were immaterial during the three months and nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, the Company had immaterial accounts receivable and deferred revenue from Vista portfolio companies on the condensed consolidated balance sheets.

The Company purchased software licenses, software services, and related IT support services from Vista portfolio companies. Purchases from Vista portfolio companies amounted to $0.2 million and $0.3 million, during the three months ended September 30, 2020 and 2019, and $0.7 million, during both the nine months ended September 30, 2020 and 2019. At September 30, 2020 and December 31, 2019, the Company had immaterial accounts payable due to Vista portfolio companies.

13.	Restructuring

In response to the COVID-19 pandemic, the Company undertook various measures to mitigate the risk of potential reductions in revenue and delays or reductions in payments from its customers. The measures included a focus on the Company’s cost structure to match expenditures to its revised forecasts of revenue and cash generation activities. As a result of the measures taken, the Company incurred approximately $3.8 million for restructuring activities in the second quarter of 2020, primarily related to severance for a reduction in workforce, including $0.6 million in cost of revenue and $3.2 million in operating expenses.

14.	Subsequent Events

Initial Public Offering

On October 23, 2020, the Company completed its IPO through which the Company issued and sold 22,000,000 shares of common stock at a price per share of $27.00. The Company received aggregate proceeds of approximately $558.0 million from the IPO, after deducting the underwriting discount of $36.0 million. Upon the completion of the IPO, authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. Immediately after the IPO, funds controlled by Vista owned approximately 72.2% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange corporate governance rules.

On October 20, 2020, the Board adopted and the stockholders approved the 2020 Plan, pursuant to which the Company and its affiliates’ employees, consultants and directors will be eligible to receive incentive awards. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards, in each case intended to align the interests of participants with those of the Company’s stockholders. In connection with the 2020 Plan, 20,868,874 shares of the Company’s common stock were reserved for issuance.

Shortly after closing the IPO, the Company utilized the IPO proceeds and available cash of $38.4 million to (i) repay the outstanding principal balances under the 2019 Credit Agreement of $590.2 million, (ii) pay $1.6 million of related accrued interest, (iii) pay $1.2 million in debt issuance costs for the 2020 Credit Agreement, as defined below, and (iv) pay $3.3 million for certain offering costs. In relation to this refinancing, in the fourth quarter of 2020 the Company will write-off approximately $9.0 million of unamortized debt issuance costs and original issue discount related to the 2019 Credit Agreement, and record $1.2 million of debt issuance costs related to the 2020 Credit Agreement. See below for a fuller description of the 2020 Credit Agreement.

In addition, on November 3, 2020, the underwriters exercised their option in full to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in proceeds to the Company of approximately $83.6 million, after deducting the underwriting discount of $5.4 million and funds controlled by Vista owned approximately 70.7% of the Company’s outstanding common stock, excluding treasury shares.

Impact of IPO on Options

As discussed in Note 9. Stock-Based Compensation, the performance condition in relation to the IPO Options was not deemed satisfied as of September 30, 2020, as the closing of an initial public offering event is not deemed probable until consummated, and no stock-based compensation for the IPO Options is reflected in the periods presented. The Company will begin to record stock-based compensation for the IPO Options using the accelerated attribution method during the fourth quarter of 2020.

Based upon the IPO Options outstanding as of September 30, 2020, the Company expects to record approximately $52.7 million of stock-based compensation expense, including $22.0 million during the fourth quarter of 2020 and $30.7 million thereafter, over a weighted average period of 1.2 years. In addition, after September 30, 2020, the Company awarded 391,119 of restricted stock units to certain directors, officers and employees, for which the Company expects to recognize approximately $10.6 million of stock-based compensation expense over the requisite service periods (typically four years). The valuation of awards granted during 2020, as well as the final valuation of the IPO Options which were modified during 2020, is based upon an interpolation of the Company’s stock price from the beginning of the year to the initial public offering price of $27.00.

2020 Credit Agreement

On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), and certain direct and indirect wholly-owned subsidiaries of Datto Holding Corp., entered into the 2020 Credit Agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. The 2020 Credit Agreement is guaranteed by certain direct and indirect subsidiaries of Datto Holding Corp. (the “Guarantors,” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets, subject to customary exceptions, as defined in the 2020 Credit Agreement.

The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Borrower to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement, and are scheduled to mature on October 23, 2025.

The 2020 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, as defined in the 2020 Credit Agreement, which was attached as Exhibit 10.1 to the Company’s Current Report, Form 8-K filed with the SEC on October 29, 2020.

The 2020 Credit Agreement is undrawn, with the exception of $1.9 million of outstanding letters of credit.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our future financial condition, results of operations, plans, objectives, performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact on our operations and financial condition from the effects of the current COVID-19 pandemic;

•	our ability to effectively compete;

•	fluctuations in our operating results;

•	our ability to sustain cash flows and achieve profitability;

•	our ability to attract new MSP partners;

•	our ability to sell additional products and subscriptions to our MSP partners;

•	the recognition of revenue from our subscription offerings;

•	the strength of the SMB IT market;

•	our ability to manage the ongoing growth of our business;

•	the risks associated with our international operations;

•	the impact of volatility in the global economy;

•	the ability of our MSP partners to sell our products;

•	the impact of natural disasters, terrorism or other catastrophic events;

•	our ability to recruit, retain and develop key employees and management personnel;

•	the impact of changes in SMBs’ needs in the SMB IT market and our ability to adapt our offerings;

•	our ongoing ability to utilize the application programming interfaces of products such as Microsoft 365 and Google G Suite;

•	our ability to realize benefits from our investment in research and development activities;

•	the impact of any manufacturing and logistics delays or pricing fluctuations relating to our manufacturing partners;

•	our ability to effectively manage our supply chain and inventory;

•	our dependence on a limited number of manufacturers for certain components of our products;

•	our ability to provide high quality technical support and the extent to which our MSP partners are able to provide satisfactory technical support to their SMB customers;

•	the risks related to our use of open source software in certain of our products and subscription offerings;

•	our ability to meet our contractual commitments related to response time and service level, and the quality of professional services we provide;

•	the risks associated with past and future business acquisitions;

•	our ability to make expenditures in order to support additional growth;

•	possible data losses or breaches experienced by MSP partners or their SMB customers using our products or solutions;

•	the risks associated with defects or vulnerabilities in our or our third-parties’ software, solutions, infrastructure and hardware;

•	the risk of negative publicity, legal or other liabilities which could result from the material of our MSP partners stored on our servers;

•	the effects of interruptions or delays in services provided by our data centers or other third parties;

•	our reliance on technology and intellectual property licensed from other parties;

•	our ability to integrate our products with other operating systems, software applications, platforms and hardware;

•	the impact of claims by others that we infringe upon their proprietary technology or other rights;

•	the potential adverse impact of other legal proceedings;

•	the risks associated with our indemnification obligations and the limitations of our director and officer liability insurance;

•	our ability to protect and enforce our intellectual property rights;

•	the ability of our MSP partners to access high-speed internet and the continued reliability of the internet infrastructure;

•	our ability to sustain market recognition of and loyalty to our brand;

•	our ability to maintain our corporate culture;

•	the impact of foreign currency exchange rate fluctuations;

•	our ability to remediate our existing material weakness in our internal control over financial reporting;

•	our ability to develop and maintain proper and effective internal control over financial reporting;

•	the impact of changes in financial accounting standards or practices;

•	the impact of tax consequences related to our international operations;

•	the impact of changes in tax laws or regulations affecting us or our partners;

•	our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;

•	our ability to comply with HIPAA;

•	our ability to comply with the FCPA and similar laws associated with our activities outside of the United States;

•	our ability to comply with the other government laws and regulations applicable to our business; and

•	other factors disclosed in the section entitled “Risk Factors” contained, in the IPO Prospectus.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and our final IPO prospectus dated October 20, 2020 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final IPO prospectus filed with the Securities and Exchange Commission, or the SEC, on October 22, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified in this Quarterly Report and in our final IPO prospectus, particularly those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

Datto is the leading provider of cloud-based software and technology solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. Our platform enables our over 17,200 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform also combines mission-critical cloud-based software, technologies and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

MSPs represent the future of IT management for SMBs. Digital transformation is driving SMB adoption of modern software and technology, while regulatory and data protection requirements and proliferating security threats are increasing the complexity and risk of IT for SMBs. These trends are driving greater demand from SMBs for IT management from MSPs. MSPs are equipped with the IT resources and expertise SMBs lack, providing a single source to meet all an SMB’s IT needs. MSPs are trusted to select, procure, implement and manage software and technology stacks that support their SMB customers’ business needs. The number of MSPs continues to grow, with approximately 125,000 MSPs providing this critical function to millions of SMBs worldwide today.

Our cloud-based platform offerings include Unified Continuity, Networking and Business Management software solutions. Our Unified Continuity offerings ensure the ongoing availability and security of mission-critical IT systems for SMBs on-premise, in private clouds and in the public cloud. Our business continuity and disaster recovery, or BCDR, software, enables rapid restoration of an SMB’s full IT environment. Our SaaS Protection is a reliable, automated and secure backup and restoration product for data stored on cloud applications such as Microsoft 365 and Google G Suite. Our Networking constitutes a suite of MSP-centric networking solutions sold through our MSP partners to easily deliver networking as a managed service. These solutions are simple for MSPs to deploy, configure and manage across their SMB customers through a single portal. Our Business Management software provides critical operational tools to MSPs for efficient workflow management and delivery of end-to-end managed services. Our platform also includes a host of business development tools, training and content to help MSPs address the challenges of marketing and selling to SMB customers.

Our Business Model

We are the leading pure-play vendor serving the MSP market. We are committed to the success of MSPs. It is the foundation of our strategy and culture. Our cloud-based solutions are purpose-built to address the needs of MSPs and to enable the end-to-end delivery of managed services to their SMB customers. We believe our MSP-centric approach is highly differentiating because it aligns our mutual incentives, creates a motivated and engaged sales channel and ensures we become an integral component of our MSP partners’ businesses. We empower our MSP partner channel, creating enormous sales and support leverage for us to efficiently address the large, but fragmented, SMB IT market. Our relationships are directly with our MSP partners. We do not market or sell to SMBs directly to avoid competing with our MSP partners, and instead, invest in helping MSPs thrive.

We generate substantially all our revenue from the sale of subscriptions to our cloud-based solutions and recognize revenue ratably over the subscription term. These contracts typically begin with a 1-year or 3-year term and auto-renew on a monthly or annual basis thereafter. For certain offerings, we enable our ongoing subscription services with an up-front sale of equipment or professional services that we recognize at the time of delivery and performance. The majority of our partners pay on a monthly basis, regardless of term length, with some opting to make annual or multi-year prepayments.

Unified Continuity subscriptions are priced based on service tier, which is determined by data storage capacity and data retention period for our BCDR products, or by number of Microsoft 365 or G Suite employee accounts at the SMB domains that our MSP partners protect through our SaaS Protection product and data retention period for our SaaS Protection product. Networking subscriptions are priced based on the volume and type of networking devices ordered. Business Management subscriptions are priced per employees at an MSP that are able to utilize our professional services automation product, or per endpoint device at the SMB for our remote monitoring management product. All of our contracts give us the right to increase prices at our discretion, although we have exercised this right infrequently.

We employ a highly efficient land-and-expand strategy facilitated by offering products that are reliable, easy to adopt and that drive recurring revenue growth and margin efficiency for our MSP partners. We sell our solutions to MSPs primarily through our inside sales team, leveraging the reach of our MSP partners and providing them with self-service options to upgrade service tiers, add volume and purchase additional solutions. Our MSP partners often significantly increase usage from their initial purchase and expand their usage to other products on our platform. We also provide access to business development tools and content to help MSPs address the challenges of marketing and selling to SMB customers. We grow alongside our MSP partners as they deploy our solutions across their existing SMB customers, add new customers and upgrade service tiers.

Impact of the Ongoing COVID-19 Pandemic

While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business because of numerous uncertainties, including but not limited to, the severity of the disease, the duration of the outbreak, actions taken by government authorities, the impact on our customers and suppliers, and other factors. Specifically, we may experience impacts from customers deferring purchasing and activation decisions, reducing expenses and requesting extended payment terms or relief from payments.

The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in our condensed consolidated financial statements included, but are not limited to, establishing allowances for doubtful accounts, assessing the recoverability of prepaid assets, including trade shows and other marketing events which may be impacted by the pandemic, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock option awards, recognizing revenue and the estimate for sales returns and upgrades, determining the amortization period for capitalized commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other considerations that are believed to be reasonable. Actual results may differ from those estimates, including as a result of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact of the pandemic to our business and our condensed consolidated results of operations and financial condition.

Key Factors Affecting Our Performance

Addition of New MSPs

Our ability to attract new partners will depend on a number of factors, including the effectiveness of our products, offerings of our competitors, the effectiveness of our marketing efforts, the price of our products relative to their perceived value, and the growth of the MSP market. We believe that there is substantial opportunity to increase our penetration among MSPs. We intend to drive new partner acquisition by continuing to invest significantly in sales and marketing to identify and engage prospective partners, and to extend the awareness of our brand as a trusted partner to the MSP community. We believe our singular dedication to the MSP channel and our solutions that are purpose-built to meet the needs of MSPs differentiate us in the marketplace.

As of September 30, 2020, we had a network of approximately 17,200 MSP partners, a net increase of approximately 600 since December 31, 2019 and 1,000 since September 30, 2019.

Sales Expansion Within Our Existing Partner Base

Our large base of partners represents a significant opportunity for further sales expansion. Once an MSP has become our partner, we aim to grow alongside them as they increase penetration of our solutions across their existing SMB customer base, attract additional SMB customers, upgrade service tiers and adopt additional Datto solutions. Our ability to expand sales within our existing partner base will depend on a number of factors, including their satisfaction with our solutions and support, competition, the effectiveness of the business development tools we provide to our partners and the ability of our partners to grow their sales.

Innovation and Introduction of New Platform Solutions

Our continued growth is dependent upon our ability to sustain innovation in order to maintain a competitive advantage. We continually invest in improving our existing solutions and creating new mission-critical solutions to anticipate the evolving IT demands of MSPs and their SMB customers. We recognize that the pace of technological innovation is accelerating and that we need to continue to innovate to maintain our product differentiation.

Expansion of Our International Footprint

Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the competitive landscape, the maturity and growth trajectory of the MSP market and our brand awareness and perception. We believe there is significant opportunity to expand internationally. For the nine months ended September 30, 2020 and 2019, our international revenue was approximately 27% and 26% of our total revenue, respectively. We intend to continue to make significant investments in international markets, particularly in EMEA and APAC. This may include investing in additional sales and marketing personnel, localizing product offerings and marketing content, and adding new data center or office locations. Although these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.

Key Performance Metrics

In addition to our financial information presented in accordance with generally accepted accounting standards in the United Sates, or GAAP, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

MSP Partners

The number of MSP partners represents the number of MSPs with active subscriptions as of the end of the period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of September 30, 2020, we had approximately 17,200 MSP partners, a net increase of approximately 600 since December 31, 2019 and 1,000 since September 30, 2019. As a result of our land-and-expand model, our revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.

Annual Run-Rate Revenue

We define annual run-rate revenue, or ARR, as the annualized value of all subscription agreements as of the end of a period. We calculate ARR by multiplying the monthly run-rate revenue for the last month of a period by 12. Monthly run-rate revenue is calculated by aggregating monthly subscription values during the final month of the reporting period from both long-term and month-to-month subscriptions. ARR only includes the annualized value of subscription contracts and excludes any one-time revenue for devices or professional services. ARR mitigates fluctuations resulting from seasonality and contract term. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended or renewed by our MSP partners.

The table below sets forth our ARR as of September 30, 2020 and September 30, 2019, respectively.

	As of September 30, 2020	As of September 30, 2019	$ Change	% Change
	(dollars in millions)
ARR	$522.8	$445.4	$77.4	17.4%

Components of Results of Operations

Revenue

We generate revenue primarily from fees received for subscriptions to our products and services, and also from the sale of BCDR and Networking devices and professional services associated with our Business Management offerings.

Subscription. We derive subscription revenue primarily from the sale of cloud-based software and technology solutions on a recurring subscription basis. Subscription revenue is recognized ratably over the subscription term after all revenue recognition criteria have been met. We generally invoice subscription agreements monthly in advance over the subscription period or monthly in arrears based on usage. Subscription revenue for our Unified Continuity and Networking solutions grows as the end-customers, managed by our MSP partners, add new subscription products, upgrade the service tier of their existing subscription products or increase the usage of their subscription products. Revenue from our Business Management solutions increases with the addition of employees of our MSP partners who require seat licenses, the proliferation of end-user devices managed by those MSPs and the expansion of products used by those MSPs to manage their SMB customers’ IT infrastructures.

Device. Our device revenue is derived from the sale of hardware devices. Device revenue includes the sale of BCDR and Networking devices which enable us to deliver our BCDR and Networking services to our MSP partners under a recurring subscription model. Revenue from devices in our Unified Continuity solution primarily consists of the sale of our proprietary data storage devices. Revenue from devices in our Networking solution primarily consists of the sale of wireless access points, switches, edge routers and managed power. We recognize revenue at a point in time when control of the hardware device has transferred to the MSP. Revenue from devices does not contribute significantly to overall revenue related to our Unified Continuity solutions.

Professional services and other. We derive revenue from professional services associated with our Business Management offerings. These implementation and consulting services include configuration, database merging and data migration. Our professional services are generally priced on a time and materials basis and invoiced monthly with revenue recognized as the services are performed and we frequently discount our services to drive adoption of our business management offerings.

Cost of revenue

Subscription. Subscription cost of revenue consists of costs directly related to our subscription services, including personnel costs related to operating our data centers and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs associated with delivering these services.

Device. Device cost of revenue consists of hardware, manufacturing, shipping and logistics, personnel costs and allocated facilities and overhead costs associated with delivering our hardware devices. Our Unified Continuity products rely on a mix of off-the-shelf hardware and custom designed hardware. Our Networking devices generally consist of off-the-shelf hardware, although some of our devices feature a unique industrial design.

Professional services and other. Professional services and other cost of revenue consists primarily of personnel costs and allocated facilities and overhead associated with delivering implementation and consulting services. Our professional services implementations aim to ensure optimal utilization of our Business Management products, greater upsell opportunity and lower churn over time.

Depreciation and amortization. Depreciation and amortization expenses in cost of revenue consists of depreciation of our Datto Cloud infrastructure and amortization of acquired intangible assets.

Gross profit and gross margin

Gross profit, or revenue less cost of revenue, has been, and will continue to be, affected by various factors, including revenue fluctuations, the mix of revenue and the timing and amount of investments to expand our Datto Cloud infrastructure.

Operating expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as depreciation and amortization of internally developed software, and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales incentives, payroll taxes and stock-based compensation expense. Other significant components of operating expenses include events and travel, professional fees, allocated facilities and overhead costs, general marketing and promotion costs, payment processing fees and bad debt expense.

Sales and marketing

Sales and marketing expenses consist primarily of personnel costs, costs for events and travel, costs of marketing and promotional activities, payment processing fees and allocated facilities and overhead costs. Sales and marketing expenses may fluctuate as a percentage of our revenue from period to period because of the timing and extent of marketing activities, trade shows, and events including DattoCon and DattoCon EMEA, as well as the timing of amortization of sales incentives and stock-based compensation expense.

Research and development

Research and development expenses consist primarily of personnel costs, third-party professional fees and allocated facilities and overhead costs. Research and development expense may fluctuate as a percentage of our revenue from period to period because of the timing and extent of our investments in research and development activities, as well as the timing of stock-based compensation expense.

General and administrative

General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and allocated costs for facilities. Following the completion of the initial public offering, or “IPO”, we expect to incur additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services expenses, and increased stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization expenses in operating expenses consist of amortization of tradenames and partner relationship intangibles as well as depreciation of other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment as well as amortization of internally developed software.

Other expense

Interest expense

Interest expense consists primarily of interest payments on outstanding borrowings under our credit facilities (as described in Note 8. Debt to this Quarterly Report on Form 10-Q). We refinanced our 2017 Credit Agreement with the 2019 Credit Agreement in April 2019. On October 23, 2020, we repaid the outstanding principal balances under our 2019 Credit Agreement as well as the related accrued interest and entered into the 2020 Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Other expense

Other expense primarily consists of the net exchange (gains) or losses on foreign currency transactions and (gains) or losses on the disposal of assets.

Loss on extinguishment of debt

Loss on extinguishment of debt reflects the loss incurred in conjunction with the refinancing of our 2017 Credit Agreement during the nine months ended September 30, 2019.

Shortly after the completion of our IPO in October 2020, we repaid all outstanding balances under our 2019 Credit Agreement. We also entered into the 2020 Credit Agreement, which provides $200.0 million of borrowing capacity. In relation to the refinancing of our credit facilities, in the fourth quarter of 2020 we will write-off approximately $9.0 million of unamortized debt issuance costs and original issue discount related to the 2019 Credit Agreement, and record $1.2 million of debt issuance costs related to the 2020 Credit Agreement.

(Provision for) benefit from income tax

(Provision for) benefit from income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Stock-Based Compensation

Stock-based compensation expense is primarily recorded as a component of operating expenses, as well as a component of cost of revenue.

We have granted two categories of options which have similar characteristics except for their vesting requirements. The first category has only a service-based vesting condition, with vesting generally over a four-year period. The stock-based compensation recognized for these awards is set forth below under “Consolidated Results of Operations.” The second category contains both a performance condition and a service-based vesting condition. The performance condition is the closing of an IPO (“IPO Options”). For the periods presented, the performance condition for the IPO Options was not deemed satisfied, as the closing of an IPO is not deemed probable until consummated. As a result, our historical financial results do not reflect stock-based compensation expense for the IPO Options. We will begin to record stock-based compensation expense for the IPO Options using the accelerated attribution method during the fourth quarter of 2020. Based upon the IPO Options outstanding as of September 30, 2020, we expect to record approximately $52.7 million of stock-based compensation expense over a weighted average period of 1.2 years, including $22.0 million during the fourth quarter of 2020 and $30.7 million thereafter. In addition, after September 30, 2020, we awarded 391,119 of restricted stock units to certain directors, officers and employees, for which we expect to recognize approximately $10.6 million of stock-based compensation expense over the requisite service periods (typically four years). The valuation of awards granted during 2020, as well as the final valuation of the IPO Options which were modified during 2020, is based upon an interpolation of our stock price from the beginning of the year to the IPO price of $27.00.

Consolidated Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription	$122,753	$105,170	$356,348	$301,107
Device	6,964	11,948	21,098	29,582
Professional services and other	950	575	2,347	1,937

Total revenue	130,667	117,693	379,793	332,626
Cost of revenue:
Subscription (1)	18,915	20,815	60,786	60,472
Device	10,089	14,036	26,464	36,591
Professional services and other	1,332	1,438	4,399	3,874
Depreciation and amortization	5,526	4,150	15,746	11,256

Total cost of revenue	35,862	40,439	107,395	112,193

Gross profit	94,805	77,254	272,398	220,433
Operating expenses:
Sales and marketing (1)	24,709	25,084	83,828	79,172
Research and development (1)	15,257	14,640	48,000	43,924
General and administrative (1)	17,433	17,680	59,389	50,555
Depreciation and amortization	6,820	6,782	20,600	20,506

Total operating expenses	64,219	64,186	211,817	194,157

Income from operations	30,586	13,068	60,581	26,276
Other expense:
Interest expense	7,065	9,932	23,590	34,131
Loss on extinguishment of debt	—	—	—	19,231
Other (income) expense, net	(987)	7	(1,402)	2

Total other expense	6,078	9,939	22,188	53,364

Income (loss) before income taxes	24,508	3,129	38,393	(27,088)
(Provision for) benefit from income taxes	(4,962)	(404)	(8,727)	4,130

Net income (loss)	$19,546	$2,725	$29,666	$(22,958)

(1)	Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue—subscription	$77	$20	$118	$77
Selling and marketing	524	619	1,803	2,259
Research and development	494	234	1,115	3,051
General and administrative	1,694	893	3,525	4,067

Total stock-based compensation expense	$2,789	$1,766	$6,561	$9,454

The table reflects stock-based compensation expense for the Management Options, based upon the function of the option holder. In addition, the table reflects stock-based compensation expense of $1.3 million related to the settlement of certain awards for terminated employees during the nine months ended September 30, 2019. The table does not reflect stock-based compensation expense for the IPO Options, as these awards contain a performance vesting condition (i.e. closing of an IPO) which was not deemed satisfied for the periods presented. We will begin to record stock-based compensation for the IPO Options using the accelerated attribution method during the fourth quarter of 2020.

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription	94.0%	89.4%	93.8%	90.5%
Device	5.3%	10.1%	5.6%	8.9%
Professional services and other	0.7%	0.5%	0.6%	0.6%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Subscription	14.5%	17.7%	16.0%	18.2%
Device	7.7%	11.9%	7.0%	11.0%
Professional services and other	1.0%	1.2%	1.2%	1.2%
Depreciation and amortization	4.2%	3.5%	4.1%	3.4%

Total cost of revenue	27.4%	34.4%	28.3%	33.7%

Gross profit	72.6%	65.6%	71.7%	66.3%
Operating expenses:
Sales and marketing	18.9%	21.3%	22.1%	23.8%
Research and development	11.7%	12.4%	12.6%	13.2%
General and administrative	13.3%	15.0%	15.6%	15.2%
Depreciation and amortization	5.2%	5.8%	5.4%	6.2%

Total operating expenses	49.1%	54.5%	55.8%	58.4%

Income from operations	23.4%	11.1%	16.0%	7.9%
Other expense:
Interest expense	5.4%	8.4%	6.2%	10.3%
Loss on extinguishment of debt	—	—	—	5.8%
Other (income) expense, net	(0.8)%	—	(0.4)%	—

Total other expense	4.7%	8.4%	5.8%	16.0%

Income (loss) before income taxes	18.8%	2.7%	10.1%	(8.1)%
(Provision for) benefit from income taxes	(3.8)%	(0.3)%	(2.3)%	1.2%

Net income (loss)	15.0%	2.3%	7.8%	(6.9)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Revenue:
Subscription	$122,753	$105,170	$17,583	16.7%	$356,348	$301,107	$55,241	18.3%
Device	6,964	11,948	(4,984)	(41.7)%	21,098	29,582	(8,484)	(28.7)%
Professional services and other	950	575	375	65.2%	2,347	1,937	410	21.2%

Total revenue	$130,667	$117,693	$12,974	11.0%	$379,793	$332,626	$47,167	14.2%

Subscription

Subscription revenue increased $17.6 million, or 16.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in Business Management and Networking offerings. Recurring subscription revenue accounted for 94% of total revenue for the three months ended September 30, 2020 compared to 89% for the three months ended September 30, 2019.

Subscription revenue increased $55.2 million, or 18.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in Business Management and Networking offerings. Recurring subscription revenue accounted for 94% of total revenue for the nine months ended September 30, 2020 compared to 91% for the nine months ended September 30, 2019.

Device

Device revenue decreased $5.0 million, or (41.7)%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily attributable to a lower volume of devices sold, partly as a result of the impact of the COVID-19 pandemic, which resulted in a lower volume of new subscriptions and thus a lower volume of BCDR and networking devices.

Device revenue decreased $8.5 million, or (28.7)%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily attributable to a lower volume of devices sold, partly as a result of the impact of the COVID-19 pandemic, which resulted in a lower volume of new subscriptions and thus a lower volume of BCDR and networking devices, as well as an impact of approximately $1.1 million from our shift from selling a broader range of networking devices on a one-time basis to packaging networking devices with cloud-based management software and services with lower upfront costs and a recurring subscription.

Professional services and other

Professional services and other revenue for both the three and nine months ended September 30, 2020 increased $0.4 million as compared to the three and nine months ended September 30, 2019.

Impact of the COVID-19 Pandemic on Revenue

The COVID-19 pandemic had a modest impact on our revenue for the three and nine months ended September 30, 2020, resulting in moderately slower subscription revenue growth and a lower volume of devices sold.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Subscription	$18,915	$20,815	$(1,900)	(9.1)%	$60,786	$60,472	$314	0.5%
Device	10,089	14,036	(3,947)	(28.1)%	26,464	36,591	(10,127)	(27.7)%
Professional services and other	1,332	1,438	(106)	(7.4)%	4,399	3,874	525	13.6%
Depreciation and amortization	5,526	4,150	1,376	33.2%	15,746	11,256	4,490	39.9%

Total cost of revenue	$35,862	$40,439	$(4,577)	(11.3)%	$107,395	$112,193	$(4,798)	(4.3)%

Subscription

Subscription cost of revenue for the three months ended September 30, 2020 decreased $1.9 million, or (9.1)%, as compared to the three months ended September 30, 2019. The decrease was primarily a result of increased efficiencies in the costs to provide our Unified Continuity solutions.

Subscription cost of revenue for the nine months ended September 30, 2020 increased $0.3 million, or 0.5%, as compared to the nine months ended September 30, 2019. The increase was primarily driven by additional costs to support the growth of our subscription offerings, including increased personnel costs, partially offset by increased efficiencies in the costs to provide our Unified Continuity solutions. The nine months ended September 30, 2020 also included $0.5 million of restructuring costs related to our reduction in workforce.

Device

Device cost of revenue decreased $3.9 million, or (28.1%), for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease resulted from a lower volume of devices sold in 2020, as the volume of new subscriptions was lower because of the COVID-19 pandemic.

Device cost of revenue decreased $10.1 million, or (27.7%), for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily driven by the lower volume of devices sold in 2020, which resulted, in part, from the impact of the COVID-19 pandemic, as described above. In addition, the decrease was driven by an impact of approximately $0.7 million from our shift from selling a broader range of networking devices on a one-time basis to packaging networking devices with cloud-based management software and services with lower upfront costs and a recurring subscription.

Professional services and other

Professional services and other cost of revenue decreased $0.1 million, or (7.4%), for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Professional services and other cost of revenue increased $0.5 million, or 13.6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The nine months ended September 30, 2020 included $0.1 million of restructuring costs related to our reduction in workforce.

Depreciation and amortization

Depreciation and amortization expense in cost of revenue increased $1.4 million and $4.5 million for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily attributable to additional capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Gross profit:
Subscription	$103,838	$84,355	$19,483	23.1%	$295,562	$240,635	$54,927	22.8%
Device	(3,125)	(2,088)	(1,037)	49.7%	(5,366)	(7,009)	1,643	(23.4)%
Professional services and other	(382)	(863)	481	(55.7)%	(2,052)	(1,937)	(115)	5.9%
Depreciation and amortization	(5,526)	(4,150)	(1,376)	33.2%	(15,746)	(11,256)	(4,490)	39.9%

Total gross profit	$94,805	$77,254	$17,551	22.7%	$272,398	$220,433	$51,965	23.6%

Gross margin:
Subscription	84.6%	80.2%			82.9%	79.9%
Device	(44.9)%	(17.5)%			(25.4)%	(23.7)%
Professional services and other	(40.2)%	(150.1)%			(87.4)%	(100.0)%
Total gross margin	72.6%	65.6%			71.7%	66.3%

Our gross profit increased $17.6 million, or 22.7%, and our gross margin increased by 691 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by growth in subscription revenue, which has a higher gross margin as compared to device and professional services and other revenue, partially offset by higher depreciation and amortization expense, and a higher device gross profit loss. Subscription gross margin increased 438 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of increased efficiencies in the costs to provide our Unified Continuity solutions.

Our gross profit increased $52.0 million, or 23.6%, and our gross margin increased by 545 basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by growth in subscription revenue and to a lesser extent by the reduction in device cost of revenue, partially offset by higher depreciation and amortization expense. Subscription gross margin increased 303 basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of increased efficiencies in the costs to provide our Unified Continuity solutions.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(dollars in thousands)
Operating expenses:
Sales and marketing	$24,709	$25,084	$(375)	(1.5)%	$83,828	$79,172	$4,656	5.9%
Research and development	15,257	14,640	617	4.2%	48,000	43,924	4,076	9.3%
General and administrative	17,433	17,680	(247)	(1.4)%	59,389	50,555	8,834	17.5%
Depreciation and amortization	6,820	6,782	38	0.6%	20,600	20,506	94	0.5%

Total operating expenses	$64,219	$64,186	$33	0.1%	$211,817	$194,157	$17,660	9.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
As a percentage of total revenue:
Sales and marketing	18.9%	21.3%	22.1%	23.8%
Research and development	11.7%	12.4%	12.6%	13.2%
General and administrative	13.3%	15.0%	15.6%	15.2%

Sales and marketing

Sales and marketing expense decreased $0.4 million, or (1.5%), for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven by lower marketing, travel and events costs resulting from the COVID-19 pandemic, as we curtailed on-site sales and marketing activities near the end of March 2020, which continued through the third quarter of 2020. This reduction was partially offset by increased personnel costs and higher payment processing fees resulting from higher revenues. Sales and marketing expense included $0.5 million and $0.6 million in stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively.

Sales and marketing expense increased $4.7 million, or 5.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by increased personnel costs, including costs related to our workforce reduction of $1.9 million, and higher payment processing fees resulting from higher revenues. The increases were partially offset by lower marketing, travel and events costs resulting from the COVID-19 pandemic, including the cancellation of DattoCon, which was originally scheduled for June 2020. Sales and marketing expense included $1.8 million and $2.3 million in stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.

Research and development

Research and development expense increased $0.6 million, or 4.2%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by increased personnel costs, partially offset by lower travel costs resulting from the COVID-19 pandemic. Research and development expense included $0.5 million and $0.2 million in stock-based compensation for the three months ended September 30, 2020 and 2019, respectively.

Research and development expense increased $4.1 million, or 9.3%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by increases in personnel costs, including costs related to our workforce reduction of $0.9 million, partially offset by lower travel costs resulting from the COVID-19 pandemic. Research and development expense included $1.1 million and $3.1 million in stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative

General and administrative expense decreased $0.2 million, or (1.4%), for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven primarily by decreased bad debt expense and decreased travel and events costs resulting from the COVID-19 pandemic, partially offset by increased personnel costs and transaction related and other costs of $0.1 million related to public company readiness and acquisition costs. General and administrative expense included $1.7 million and $0.9 million in stock-based compensation for the three months ended September 30, 2020 and 2019, respectively.

General and administrative expense increased $8.8 million, or 17.5%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven primarily by increased personnel costs, including costs related to our workforce reduction of $0.4 million, an increase in bad debt based upon the aging profile of receivables, which reflects the impact of the COVID-19 pandemic, transaction related and other costs, comprised of $1.3 million related to public company readiness and acquisition costs and $1.0 million of expense resulting from the decision to discontinue development of a back-office system, and higher professional fees and costs related to enterprise systems. The increased costs were partially offset by lower travel and events costs resulting from the COVID-19 pandemic. General and administrative expense included $3.5 million and $4.1 million in stock-based compensation for the nine months ended September 30, 2020 and 2019, respectively.

Impact of the COVID-19 Pandemic on Operating Expenses

The COVID-19 pandemic impacted our operating expenses during the three and nine months ended September 30, 2020, primarily as a result of measures implemented to ensure the safety of our employees, including reduced employee travel and cancelling or shifting our conferences and other MSP partner events to virtual-only. Our DattoCon event, which was scheduled for June 2020, was cancelled. However, our operating expenses did increase as a result of restructuring costs incurred during the nine months ended September 30, 2020 resulting from actions taken during the second quarter, of which $3.2 million were recorded within operating expenses and $0.6 million were recorded within cost of revenue. The restructuring costs primarily related to a reduction in workforce, which impacted approximately 10% of our employees. In addition, bad debt expense increased as a result of extensions of our accounts receivables aging profile resulting from somewhat slower cash collections and requests for payment relief from our partners.

Other Expenses and Income Tax Expense (Benefit)

Interest expense

Interest expense for the three and nine months ended September 30, 2020 decreased $2.9 million and $10.5 million compared to the three and nine months ended September 30, 2019, respectively, primarily as a result of lower interest rates and the impact of our debt refinancing in April 2019.

Loss on extinguishment of debt

A loss on extinguishment of debt of $19.2 million was recorded during the nine months ended September 30, 2019 in conjunction with our debt refinancing in April 2019, and was comprised of a prepayment penalty of $10.4 million and the write-off of unamortized debt issuance costs of $8.8 million.

Other expense (income), net

Other income, net for the three and nine months ended September 30, 2020 increased $1.0 million and $1.4 million as compared to the three and nine months ended September 30, 2019, respectively, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

(Provision for) benefit from income tax

We incurred a provision for income tax of $5.0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and the effective tax rate for the three months ended September 30, 2020 and 2019 was 20.2% and 12.9%, respectively. We incurred a provision for income tax of $8.7 million for the nine months ended September 30, 2020, as compared to recognizing a benefit from income tax of $4.1 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 22.7% and 15.2%, respectively. The higher effective tax rate for the three and nine months ended September 30, 2020 was primarily related to an increase in pre-tax income in 2020, including a shift from a pre-tax loss for the nine months ended September 30, 2019, the inability to recognize tax benefits from certain foreign jurisdictions which generate a taxable loss, and non-recurring tax benefits recorded in the three and nine months ended September 30, 2019.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Non-GAAP Gross Profit, Non-GAAP Income from Operations, Non-GAAP Net Income and Adjusted EBITDA are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Non-GAAP Gross Profit

Non-GAAP Gross Profit is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for amortization of acquired intangible assets, stock-based compensation expense, and restructuring expense. We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe Non-GAAP Gross Profit is a useful measure to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of variability of stock-based compensation expense and amortization of acquired technology intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance, as well as restructuring expense, which is infrequent in nature. While the amortization expense of acquired technology intangible assets is excluded from Non-GAAP Gross Profit, the revenue related to acquired technology intangible assets is reflected in Non-GAAP Gross Profit as these assets contribute to our revenue generation. Non-GAAP Gross Profit has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit should not be considered as a replacement for gross profit, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Gross profit	$94,805	$77,254	$272,398	$220,433
Amortization of acquired intangible assets	1,175	1,175	3,525	3,525
Stock-based compensation expense	77	20	118	77
Restructuring expense(1)	—	—	601	—

Non-GAAP Gross Profit	$96,057	$78,449	$276,642	$224,035

(1)

Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken to align our cost structure to expectations of reduced revenue resulting from the COVID-19 pandemic. Approximately $0.6 million of restructuring expense was recorded within cost of revenue for the nine months ended September 30, 2020.

Non-GAAP Income from Operations

Non-GAAP Income from Operations is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to income from operations as determined in accordance with GAAP. We define Non-GAAP Income from Operations as income from operations, adjusted for amortization of acquired intangible assets, stock-based compensation, restructuring expense and transaction related and other expense. We use Non-GAAP Income from Operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP Income from Operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired technology, customer relationships and tradenames is excluded from Non-GAAP Income from Operations, the revenue related to acquired technology, customer relationships and tradenames is reflected in Non-GAAP Income from Operations as these assets contribute to our revenue generation. Non-GAAP Income from Operations has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Income from Operations should not be considered as a replacement for operating income, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income from operations	$30,586	$13,068	$60,581	$26,276
Amortization of acquired intangible assets	5,577	5,619	16,731	17,023
Stock-based compensation expense	2,789	1,766	6,561	9,454
Restructuring expense(1)	(15)	—	3,835	—
Transaction related and other expense(2)	95	—	2,329	—

Non-GAAP Income from Operations	$39,032	$20,453	$90,037	$52,753

(1)

Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken to align our cost structure to expectations of reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively for the nine months ended September 30, 2020.

(2)

Transaction related and other expense primarily relates to costs incurred to support our public company readiness, acquisition costs, as well as costs related to a decision to discontinue development of a back-office system.

Non-GAAP Net Income

Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net (loss) income as determined in accordance with GAAP. We define Non-GAAP Net Income as net (loss) income before income taxes, adjusted for loss on extinguishment of debt, amortization of acquired intangible assets, stock-based compensation expense, restructuring expense, and transaction related and other expense. The Company utilizes a normalized non-GAAP tax rate to provide better consistency across the interim reporting periods within a given fiscal year by eliminating the effects of non-recurring and period-specific items, which can vary in size and frequency, and which are not necessarily indicative of the Company’s long-term operations. The normalized non-GAAP tax rate applied to each period presented was 25%. We use Non-GAAP Net Income to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP Net Income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired technology, customer relationships and tradenames is excluded from Non-GAAP Net Income, the revenue related to acquired technology, customer relationships and tradenames is reflected in Non-GAAP Net Income as these assets contribute to our revenue generation. Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Net Income should not be considered as a replacement for net income (loss), as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of Non-GAAP Net Income to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP net income (loss)	$19,546	$2,725	$29,666	$(22,958)
GAAP (provision for) benefit from income taxes	(4,962)	(404)	(8,727)	4,130

GAAP income (loss) before income taxes	24,508	3,129	38,393	(27,088)
Loss on extinguishment of debt	—	—	—	19,231
Amortization of acquired intangible assets	5,577	5,619	16,731	17,023
Stock-based compensation expense	2,789	1,766	6,561	9,454
Restructuring expense(1)	(15)	—	3,835	—
Transaction related and other expense(2)	95	—	2,329	—
Non-GAAP (provision for) benefit income taxes(3)	(8,239)	(2,629)	(16,963)	(4,656)

Non-GAAP Net Income	$24,715	$7,885	$50,886	$13,964

(1)

Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken to align our cost structure to expectations of reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively for the nine months ended September 30, 2020.

(2)

Transaction related and other expense primarily relates to costs incurred to support our public company readiness, acquisition costs, as well as costs related to a decision to discontinue development of a back-office system.

(3)

The normalized non-GAAP tax rate applied to each period presented was 25%. The Company may adjust its non-GAAP tax rate as additional information becomes available or events occur which may materially affect this rate, including impacts from the rapidly evolving global tax environment, significant changes in our geographic mix, merger and acquisition activity, or changes in our business outlook.

Adjusted EBITDA

Adjusted EBITDA is a supplemental measure of operating performance monitored by management that is not defined under GAAP and that does not represent, and should not be considered as, an alternative to net income (loss), as determined by GAAP. We define Adjusted EBITDA as net (loss) income adjusted for interest and other expense, net, loss on extinguishment of debt, depreciation and amortization expense, (provision for) benefit from income tax, stock-based compensation expense, restructuring expense and transaction related and other expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term may vary from others in our industry.

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$19,546	$2,725	$29,666	$(22,958)
Interest and other expense, net(1)	6,078	9,939	22,188	34,133
Loss on extinguishment of debt	—	—	—	19,231
Depreciation and amortization	12,346	10,932	36,346	31,762
Provision for (benefit from) income tax	4,962	404	8,727	(4,130)
Stock-based compensation expense	2,789	1,766	6,561	9,454
Restructuring expense(2)	(15)	—	3,835	—
Transaction related and other expense(3)	95	—	2,329	—

Adjusted EBITDA	$45,801	$25,766	$109,652	$67,492

(1)	Interest and other expense, net includes interest expense, net, foreign currency gains and losses and other expenses.
(2)

Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken to align our cost structure to expectations of reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively for the nine months ended September 30, 2020.

(3)

Transaction related and other expense primarily relates to costs incurred to support our public company readiness, acquisition costs, as well as costs related to a decision to discontinue development of a back-office system.

Liquidity and Capital Resources

General

As of September 30, 2020, our principal source of liquidity was cash and restricted cash totaling $100.1 million, of which $43.8 million was denominated in foreign currencies.

Historically we have financed our operations primarily through cash received from operations and debt financing, and until recent periods when we reduced our expenses in response to the uncertainty related to the COVID-19 pandemic, have used cash in our operating and investing activities, as we invested in our organization and infrastructure to meet increasing demand for our products and services and drive continued growth.

On October 23, 2020, we closed our IPO through which we issued and sold 22,000,000 shares of common stock at a price per share of $27.00. We received aggregate net proceeds of approximately $558.0 million from the IPO, after deducting the underwriting discount of $36.0 million. Shortly after closing the IPO, the Company utilized the IPO proceeds and $38.4 million of available cash to repay the outstanding balances under the 2019 Credit Agreement of $590.2 million, pay $1.6 million of related accrued interest, pay $1.2 million in debt issuance costs for the 2020 Credit Agreement, and pay $3.3 million for certain offering costs. In relation to the refinancing, in the fourth quarter of 2020 we will write-off approximately $9.0 million of unamortized debt issuance costs and original issue discount related to the 2019 Credit Agreement, and record $1.2 million of debt issuance costs related to the 2020 Credit Agreement. In addition, on November 3, 2020, the underwriters exercised their option in full to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in proceeds of approximately $83.6 million, after deducting the underwriting discount of $5.4 million.

During 2020, in response to the spread of COVID-19 and its impacts on the world economy, we undertook various measures to improve our liquidity position and match our cost structure to our revenue and cash generation activities. In February and March 2020, we drew down the remaining available balance of $32.1 million under our Revolving Credit Facility for working capital purposes, as well as to strengthen our cash position and maintain flexibility given the uncertainty in the global economy as a result of the COVID-19 pandemic. We also focused on matching our cost structure to our reduced growth expectations as a result of the COVID-19 pandemic, resulting in lower expenses and deferral of certain capital projects, as well as a reduction in workforce in May 2020. In addition, the COVID-19 pandemic resulted in a reduction of marketing, event and travel costs, including cancellation of DattoCon, which was scheduled to take place in June 2020. We also elected to defer payment of our obligation for social security tax for the remainder of 2020 as provided in the CARES Act, resulting in a reduction in cash outflows of $4.1 million during the nine months ended September 30, 2020. These actions combined to increase cash provided by operating activities for the nine months ended September 30, 2020 to $74.0 million, as compared to $6.6 million for the nine months ended September 30, 2019. We believe our existing cash and cash provided by our ongoing operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also believe these financial resources will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our MSP partners. We expect to make continued investments in supporting the growth of our business, although we will continue to monitor the evolving landscape and business risks resulting from COVID-19.

Our future capital requirements will depend on several factors, including but not limited to, our subscription growth rate and the need to invest in our organization and Datto Cloud infrastructure to support such growth, the timing of cash receipts and payments, the timing and extent of spending to support research and development, the pace of expansion of sales and marketing activities, the level of investment in back-office infrastructure, the pace of expansion into new geographic markets and the amount of costs to operate as a public company. In the future, we may also enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing to fund our capital needs. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

Certain partners pay in advance for quarterly, annual or multi-year subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of revenue to be recognized subsequent to collection. As of September 30, 2020, we had deferred revenue of $28.3 million, of which $25.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Credit Facilities

On April 2, 2019, we entered into a $600.0 million credit facility with a syndicate of lenders, comprised of a $550.0 million term loan facility, or our Term Loan Facility, and a $50.0 million revolving credit facility, or our Revolving Credit Facility, under our 2019 Credit Agreement. A portion of the proceeds under the Term Loan Facility was used to repay borrowings outstanding under our 2017 Credit Agreement together with accrued interest, a prepayment penalty and related expenses. The interest rate on our Term Loan Facility was 4.40% and 6.05% at September 30, 2020 and December 31, 2019, respectively, and the interest rate on our Revolving Credit Facility was 3.90% and 5.52% at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had $543.1 million and $47.1 million of principal balances outstanding under our Term Loan Facility and Revolving Credit Facility, respectively, which were repaid on October 23, 2020 with proceeds from our IPO and available cash, and the 2019 Credit Agreement was terminated.

On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), Merritt Holdco, Inc., Autotask Superior Holding, Inc., Backupify, Inc., Autotask Corporation, Open Mesh, Inc. and SoonR, Inc., each a direct or indirect wholly-owned subsidiary of Datto Holding Corp., entered into a credit agreement (the “2020 Credit Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. The 2020 Credit Agreement is guaranteed by Merritt Holdco, Inc., Autotask Superior Holding, Inc., Backupify, Inc., Open Mesh, Inc., Autotask Corporation, and SoonR, Inc. (the “Guarantors,” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets, subject to customary exceptions.

The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100 million alternative currency sublimit (the “2020 Revolving Credit Facility”). In addition, the 2020 Credit Agreement provides for the ability of the Borrower to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement.

Borrowings under the 2020 Credit Agreement are scheduled to mature on October 23, 2025. The 2020 Credit Agreement contains certain customary events of default, which include failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, or a Change in Control (as defined in the 2020 Credit Agreement).

The 2020 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Loan Parties and their Restricted Subsidiaries (as defined in the 2020 Credit Agreement) to incur any additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, and to enter into certain asset and stock-based transactions. In addition, under the terms of the 2020 Credit Agreement, the First Lien Net Leverage Ratio shall not be more than 4.00 to 1.00.

The interest rates applicable to the revolving borrowings under the 2020 Credit Agreement, are, at the Borrower’s option, either (i) a base rate, equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% or (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the 2020 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate (as defined in the 2020 Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the 2020 Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the 2020 Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans range from 1.25% to 2.0% per annum, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the 2020 Credit Agreement). The Borrower will pay a commitment fee during the term of the 2020 Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the 2020 Credit Agreement).

Any borrowings under the 2020 Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The 2020 Revolving Credit Facility is undrawn, with the exception of $1.9 million of outstanding letters of credit.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$74,055	$6,623
Net cash used in investing activities	(32,890)	(27,777)
Net cash provided by financing activities	29,099	19,955

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $74.1 million, which resulted from net income of $29.7 million, adjusted for non-cash charges of $57.4 million and net cash outflow of $13.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expenses of $36.3 million, deferred income taxes of $7.6 million, stock-based compensation expense of $6.6 million and provision for doubtful accounts of $4.8 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in other assets of $8.4 million driven by deferred contract acquisition costs and an increase in inventory of $6.3 million, which was in part a result of the timing of purchases in order to mitigate the potential risk of disruption of our supply chain from suppliers located in Asia from the COVID-19 pandemic. We elected to defer payment of our obligation for social security tax for the remainder of 2020 as provided in the CARES Act, resulting in a reduction in cash outflows of $4.1 million during the nine months ended September 30, 2020.

For the nine months ended September 30, 2019, net cash provided by operating activities was $6.6 million, which resulted from a net loss of $23.0 million, adjusted for non-cash charges of $59.7 million and net cash outflow of $30.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expenses of $31.8 million, loss on extinguishment of debt of $19.2 million, and stock-based compensation of $9.5 million, partially offset by a decrease in deferred income taxes of $6.0 million. The net cash outflow from changes in operating assets and liabilities were primarily driven by an increase in other assets of $15.3 million driven by deferred contract acquisition costs and an increase in accounts receivable of $12.2 million, partially offset by an increase in accounts payable and accrued expenses of $4.5 million as a result of the timing of payments.

Investing Activities

Cash used in investing activities was $32.9 million during the nine months ended September 30, 2020, including $28.5 million of purchases of property and equipment, primarily resulting from investment in servers for our Datto Cloud infrastructure to support our overall subscription growth. In addition, we incurred expenses for leasehold improvements and furniture and fixtures to expand and update certain offices and purchased computer equipment to support our increased workforce. In July 2020, we acquired two affiliated Australian entities, Gluh Pty Ltd and Keystone Software Holdings Pty Ltd, which offer a quoting tool for MSPs to quote, sell and procure IT goods and services. The amount paid was approximately $4.4 million, reflecting the purchase price of $4.0 million and certain closing adjustments.

Cash used in investing activities was $27.8 million during the nine months ended September 30, 2019, primarily resulting from investment in servers for our Datto Cloud infrastructure to support our overall subscription growth. In addition, we incurred expenses for leasehold improvements and for furniture and fixtures to expand and update certain offices and purchased computer equipment to support our increase in workforce.

Financing Activities

Cash provided by financing activities was $29.1 million during the nine months ended September 30, 2020, reflecting proceeds from our Revolving Credit Facility of $32.1 million and proceeds from stock option exercises of $2.5 million, partially offset by the scheduled amortization payments of our Term Loan Facility of $4.1 million and principal payments under various capital lease arrangements, as well as capitalized transaction costs related to our IPO of $1.0 million.

Cash provided by financing activities was $20.0 million during the nine months ended September 30, 2019, primarily reflecting proceeds under our 2019 Credit Agreement of $562.3 million. The proceeds were partially utilized to repay borrowings outstanding under our 2017 Credit Agreement of $520.0 million, to fund a pre-payment penalty of $10.4 million incurred on our 2017 Credit Agreement, and to pay debt issuance costs of $8.8 million incurred in securing our 2019 Credit Agreement. In addition, we paid scheduled amortization payments of our Term Loan Facility of $1.4 million and $1.1 million in settlement of certain stock-based awards held by terminated employees.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space and repayments of our credit facilities and the respective interest expense. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the IPO Prospectus, we disclosed our total contractual obligations as of December 31, 2019. On October 23, 2020, we repaid all outstanding balances under our 2019 Credit Agreement using the proceeds from the IPO and available cash.

Impact of Inflation

While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify MSP partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheet, condensed consolidated statement of operations and comprehensive income (loss) or condensed consolidated statement of cash flows. In connection with the IPO, we entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2020.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding shareholder advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates disclosed in the IPO Prospectus. For additional information about our critical accounting policies and estimates, see the disclosure included in the IPO Prospectus as well as Note 1. Business and Note 2. Significant Accounting Policies to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2. Significant Accounting Policies, to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in inflation, foreign exchange rates or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom and Europe, although we do have certain arrangements in which we invoice in a non-functional currency, based upon the location of the partner. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. In addition, we maintain cash balances in foreign currencies, which are also subject to foreign currency exchange risk. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Term Loan Facility bears interest at a floating rate at our option of a rate per annum equal to (a) LIBOR (subject to a floor of 0.0%) plus an applicable margin of 4.25%, or (b) an alternative base rate (as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities,” above) plus an applicable margin of 3.25%. At September 30, 2020, we had outstanding principal balances of $543.1 million and $47.1 million under our Term Loan Facility and Revolving Credit Facility, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $5.9 million. Shortly after the completion of the Company’s IPO in October 2020, the Company repaid all outstanding balances under the Term Loan Facility and Revolving Credit Facility, and terminated the 2019 Credit Agreement. The Company entered into the 2020 Revolving Credit Facility, which bears interest at a floating rate at our option, as described above.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our final IPO prospectus dated October 20, 2020, we have identified a material weakness in our internal control over the financial statement close process related to deficiencies in information technology general controls and process level controls. These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weakness, as well as compliance with Section 404 of the Sarbanes-Oxley Act, including developing and maintaining appropriate IT general controls and process level controls. While we have performed certain remediation activities to strengthen our controls to address the identified material weakness, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business. We are not currently a party to any material legal proceedings, and are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the IPO Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     Unregistered Sales of Equity Securities

During the nine months ended September 30, 2020, we granted options to acquire 1,419,225 shares of common stock and 11,719 restricted stock units (“RSUs”) to directors, employees, consultants and other service providers. The options are exercisable for shares of common stock at a per share exercise price of $12.80. During the nine months ended September 30, 2020, we issued to directors, employees, consultants, and other service providers an aggregate of 260,099 shares of common stock at estimated fair market values ranging from $12.78 to $14.50, pursuant to exercises of options.

The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were placed upon any stock certificates issued in these transactions.

(b)	Use of Proceeds

On October 23, 2020, in connection with our IPO, we issued and sold 22,000,000 shares of our common stock at a price to the public of $27.00 per share resulting in net proceeds to us of approximately $558.0 million, after deducting the underwriting discount of $36.0 million. On November 3, 2020, the underwriters exercised their option in full to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in additional net proceeds to us of approximately $83.6 million, after deducting the underwriting discount of $5.4 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-249122), as amended, or the Registration Statement, declared effective by the SEC on October 20, 2020. Morgan Stanley& Co. LLC, BofA Securities, Inc., Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters for the offering. The offering commenced on October 20, 2020 and terminated after the sale of all securities registered pursuant to the Registration Statement. No offering expenses were paid directly or indirectly to (i) any of our officers or directors (or their associates), (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any other affiliates.

Net proceeds of approximately $558.0 million from our initial public offering together with available cash were used to repay all outstanding balances under our 2019 Credit Agreement. There were no material changes in the expected use of the net proceeds from our IPO as described in the IPO Prospectus.

At September 30, 2020, $2.6 million of expenses incurred in connection with our IPO as of that date had not yet been paid.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Datto Holding Corp. dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 26, 2020).

3.2	Amended and Restated Bylaws of Datto Holding Corp., dated October 20, 2020 (incorporated by reference to Exhibit 3.2 to Datto Holding Corp’s Current Report on Form 8-K filed on October 26, 2020).

3.3	Registration Rights Agreement, effective December 7, 2017 (incorporated by reference to Exhibit 3.3 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on September 29, 2020).

10.1	Director Nomination Agreement, dated as of October 23, 2020, by and among Datto Holding Corp. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 26, 2020).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on September 29, 2020).

10.3	Credit Agreement, dated as of October 23, 2020, by and among Datto, Inc., as borrower, Merritt Holdco, Inc., Autotask Superior Holding, Inc., Backupify, Inc., Open Mesh, Inc., Autotask Corporation, and SoonR, Inc., as guarantors, the other loan parties thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 29, 2020).

10.4*	Datto Holding Corp. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020).

10.5*	Amended and Restated 2017 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on October 14, 2020)

10.6*	Employment Agreement with Timothy Weller (incorporated by reference to Exhibit 10.4 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020)

10.7*	Employment Agreement with Robert Petrocelli (incorporated by reference to Exhibit 10.5 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020)

10.8*	Employment Agreement with Sanjay Singh (incorporated by reference to Exhibit 10.6 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020)

10.9	Master Services Agreement, dated as of December 7, 2017, by and between Vista Consulting Group, LLC and Datto, Inc. (incorporated by reference to Exhibit 10.9 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020)

10.10*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020)

10.11*	Form of 2017 Autotask Option Rollover Agreement (incorporated by reference to Exhibit 10.4 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020)

31.1+	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
+	Indicates an Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2020.

Datto Holding Corp.
By:	/s/ John Abbot
Name:	John Abbot
Title:	Chief Financial Officer (Principal Financial Officer)