Form 10-Q
period 2021-03-31
DATTO HOLDING CORP.
filed 2021-05-12
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 30, 2021, there were approximately 161,275,723 shares of the Registrant’s Common Stock outstanding (excluding treasury shares of 362,126).

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DATTO HOLDING CORP.

DATTO HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$147,819	$168,877
Restricted cash	1,375	1,536
Accounts receivable, net	12,920	13,946
Inventory	19,332	13,811
Prepaid expenses and other current assets	32,089	28,316
Total current assets	213,535	226,486
Property and equipment, net	95,408	91,876
Operating lease assets	33,881	—
Goodwill	1,143,796	1,120,954
Intangible assets, net	308,711	287,395
Other assets	70,582	66,560
Total assets	$1,865,913	$1,793,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,425	$7,574
Accrued expenses and other current liabilities	48,845	39,461
Deferred revenue	21,838	23,763
Total current liabilities	81,108	70,798
Deferred revenue, noncurrent	3,423	3,322
Deferred income taxes	27,895	18,947
Operating lease liabilities, noncurrent	35,303	—
Other long-term liabilities	3,814	11,736
Total liabilities	151,543	104,803
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 161,439,155 and 161,420,016 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (inclusive of treasury stock)	161	161
Additional paid-in capital	1,767,015	1,755,387
Treasury stock, at cost; 362,126 shares at March 31, 2021 and December 31, 2020	(3,621)	(3,621)
Accumulated deficit	(49,940)	(65,226)
Accumulated other comprehensive income	755	1,767
Total stockholders’ equity	1,714,370	1,688,468
Total liabilities and stockholders’ equity	$1,865,913	$1,793,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$135,590	$115,995
Device	8,385	8,081
Professional services and other	934	587
Total revenue	144,909	124,663
Cost of revenue:
Subscription	20,930	21,766
Device	9,498	9,117
Professional services and other	1,502	1,538
Depreciation and amortization	6,625	4,994
Total cost of revenue	38,555	37,415
Gross profit	106,354	87,248
Operating expenses:
Sales and marketing	31,926	31,957
Research and development	22,474	16,733
General and administrative	24,621	21,784
Depreciation and amortization	6,570	6,917
Total operating expenses	85,591	77,391
Income from operations	20,763	9,857
Other expense:
Interest expense	102	9,006
Other (income) expense, net	(19)	1,329
Total other expense	83	10,335
Income (loss) before income taxes	20,680	(478)
(Provision for) benefit from income taxes	(5,394)	1,831
Net income	$15,286	$1,353
Net income per share attributable to common stockholders:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Weighted-average shares used in computing net income per share:
Basic	161,066,404	135,386,420
Diluted	164,734,402	136,268,713
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$15,286	$1,353
Other comprehensive income (loss):
Currency translation adjustment	(1,012)	(700)
Total comprehensive income	$14,274	$653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2021	161,420,016	$161	$(3,621)	$1,755,387	$(65,226)	$1,767	$1,688,468
Stock-based compensation	—	—	—	11,511	—	—	11,511
Exercise of common stock options and vesting of restricted stock units	19,139	—	—	117	—	—	117
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net income	—	—	—	—	15,286	—	15,286
Balance at March 31, 2021	161,439,155	$161	$(3,621)	$1,767,015	$(49,940)	$755	$1,714,370

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2020	135,655,428	$136	$(3,621)	$1,083,082	$(87,724)	$430	$992,303
Stock-based compensation	—	—	—	1,914	—	—	1,914
Exercise of common stock options	255,438	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	1,353	—	1,353
Balance at March 31, 2020	135,910,866	$136	$(3,621)	$1,087,496	$(86,371)	$(270)	$997,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$15,286	$1,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,461	6,334
Amortization of acquired intangible assets	5,734	5,577
Amortization of debt issuance costs	84	421
Reserve for inventory obsolescence	36	—
Non-cash operating lease expense	1,870	—
Stock-based compensation	11,511	1,914
Provision for bad debt	1,211	799
Deferred income taxes	4,717	(2,895)
Unrealized foreign exchange	(626)	1,938
Changes in operating assets and liabilities:
Accounts receivable	(160)	(3,129)
Inventory	(5,559)	(7,010)
Prepaid expenses and other current assets	(3,820)	(4,256)
Other assets	(4,083)	(584)
Accounts payable, accrued expenses and other	3,535	(2,563)
Deferred revenue	(2,030)	824
Net cash provided by (used in) operating activities	35,167	(1,277)
INVESTING ACTIVITIES
Purchase of property and equipment	(10,681)	(13,920)
Acquisition of business, net of cash acquired	(45,486)	—
Net cash used in investing activities	(56,167)	(13,920)
FINANCING ACTIVITIES
Proceeds from debt	—	32,100
Repayments of debt and capital leases	(28)	(1,578)
Capitalized transaction costs	(414)	(724)
Proceeds from stock option exercises	177	2,500
Net cash (used in) provided by financing activities	(265)	32,298
Effect of exchange rate changes on cash and cash equivalents	46	(1,022)
Net increase (decrease) in cash and cash equivalents	(21,219)	16,079
Cash and cash equivalents and restricted cash, beginning of year	170,413	29,066
Cash and cash equivalents and restricted cash, end of period	$149,194	$45,145
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$147,819	$43,836
Restricted cash	$1,375	$1,309
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$226	$31
Cash paid for interest	$—	$8,523
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$271	$487
Unpaid initial public offering costs in total current liabilities	$270	$2,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATTO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Business

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

Datto Holding owns 100% of Merritt Holdco, Inc. (“Merritt Holdco”), which owns 100% of Datto, Inc., the Company’s primary operating company. Datto Holding has no operations or significant assets or liabilities other than its investment in Merritt Holdco. Accordingly, Datto Holding is dependent upon distributions from Merritt Holdco to fund any activity, including the payment of dividends. All obligations under Datto’s 2020 Credit Agreement, as defined in Note 9. Debt, are guaranteed by Merritt Holdco.

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

The Company utilized the IPO proceeds to repay the outstanding principal balances under the 2019 Credit Agreement of $590.2 million, to pay $5.3 million of IPO offering costs, and to pay $1.2 million in debt issuance costs under the 2020 Credit Agreement. Upon entering the 2020 Credit Agreement in October 2020, the 2019 Credit Agreement was terminated.

As of March 31, 2021, funds controlled by Vista Equity Partners ("Vista") owned approximately 70.6% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange ("NYSE") corporate governance rules. Sales to and purchases from Vista and their portfolio companies for the three months ended March 31, 2021and balances due to and from Vista as of March 31, 2021 were immaterial.

Emerging Growth Company Status

The Company is an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

The Company will remain an EGC until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of June 30th of that fiscal year or (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

2.Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 11, 2021 (the “Annual Report”).

There are many uncertainties regarding the ongoing coronavirus 2019 (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and the operations of its MSP partners and their SMB customers for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns. The governments of many of the countries in which the Company operates have begun easing the earlier measures to control the spread of COVID-19. However, it is not possible at this time to estimate the impact that COVID-19 will continue to have on worldwide economic activity, the Company’s business, and the additional measures that may be taken by governments, businesses and other organizations in response to COVID-19. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of Datto Holding and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior years’ amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, contract balances, contract acquisition costs, allowance for doubtful accounts, reserves for inventory obsolescence, useful lives and recoverability of long-lived assets, income taxes, stock-based compensation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the uncertainty surrounding rapidly changing market and economic conditions from the COVID-19 pandemic. Actual results could materially differ from these estimates. With the exception of the items noted below there have been no material changes to the Company’s significant accounting policies.

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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations. The Company recognized immaterial transaction gains for the three months ended March 31, 2021 and transaction losses of $1.8 million for the three months ended March 31, 2020.

Cash and Cash Equivalents and Restricted Cash

Cash is stated at fair value. As of March 31, 2021 and December 31, 2020, the U.S. dollar value of cash and restricted cash denominated in foreign currencies was $44.3 million and $28.1 million, respectively, and these balances were comprised principally of Euro, Canadian Dollars, British Pounds and Australian Dollars.
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or earlier. The Company did not hold any cash equivalents as of March 31, 2021 or December 31, 2020.
Restricted cash primarily includes amounts held by banks as security related to lease arrangements for office space.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based upon an analysis of past credit history and the current financial condition of the Company's partners, as well as the consideration of expected trends based upon characteristics of the accounts receivables and general economic conditions. The Company also considers other specific operational factors which may impact the Company's ability to collect past due amounts, including the impact of COVID-19. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table summarizes the activity of the allowance for doubtful accounts (in thousands):.

Amount
Balance as of December 31, 2020	$5,485
Provision for bad debt	1,211
Net reductions and other	(542)
Balance as of March 31, 2021	$6,154
Unbilled accounts receivable are included in the accounts receivable balances and represent revenue earned, but the amount is not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of March 31, 2021 and December 31, 2020, unbilled accounts receivable was $2.8 million and $3.0 million, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The Company elected to combine lease and non-lease components for its office and equipment leases. ROU assets are based on the measurement of the lease liability and also include any lease prepayments and any initial direct costs incurred, offset by tenant incentives received by the Company. For leases with an initial term of 12 months or less the Company does not recognize a ROU asset and corresponding lease liability. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.

Generally, the Company’s leases do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments at the commencement date. The Company considers options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), ("ASC 842"). ASC 842 amends a number of aspects of lease accounting under ASC Topic 840 — Leases (“ASC 840”), including requiring lessees to recognize almost all leases with a term greater than one year as an ROU asset and corresponding lease liability, measured at the present value of the lease payments. ASC 842 provides a number of optional practical expedients in transition. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective approach, and elected the practical expedients to i.) not reassess its prior conclusions about lease identification under the new standard, ii.) not reassess lease classification, and iii.) not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date

Upon adoption of ASC 842 the Company recognized operating lease assets of $35.8 million and operating lease liabilities of $46.3 million. Prior period amounts were not restated and are reported in accordance with ASC 840.

For a description of the Company’s leases, see Note 6. Leases.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the impairment model for most financial assets, including trade receivables and financial instruments and will require the Company to use a forward-looking expected loss method, which may result in earlier recognition of allowances for losses and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost basis of financial assets. For public entities, the standard is currently effective. However, as an EGC, the Company has elected to defer the adoption, so the standard is effective for fiscal years beginning after December 15, 2022, or earlier if the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

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

3.Revenue Recognition
Disaggregation of Revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended March 31, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$8,385	$—	$—	$8,385
Recognized over time	—	934	135,590	136,524
Total	$8,385	$934	$135,590	$144,909

	Three Months Ended March 31, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$8,081	$—	$—	$8,081
Recognized over time	—	587	115,995	116,582
Total	$8,081	$587	$115,995	$124,663

The following table summarizes sales to customers by geography (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$102,042	$91,536
International	42,867	33,127
Total	$144,909	$124,663

Revenue by location is determined by the billing address for the customer.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, generally for device sales, pursuant to its revenue recognition policy, for contracts that have not yet been fully invoiced to customers where there is a remaining performance obligation. Contract assets relate to contractual arrangements with both a subscription and a device or professional service performance obligation. Amounts are recorded as a current asset or a non-current asset based on the amounts anticipated to be billed within one year of the balance sheet date. Current contract assets of $8.6 million and $7.7 million were included in prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020, respectively. Non-current contract assets of $8.4 million and $7.9 million were included in other assets as of March 31, 2021 and December 31, 2020, respectively.

Contract liabilities consist of customer payments in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent on the condensed consolidated balance sheets. Deferred revenue as of March 31, 2021 and December 31, 2020, was $25.3 million (of which $3.4 million was classified as non-current) and $27.1 million (of which $3.3 million was classified as non-current), respectively.

Contract Acquisition Costs

The Company capitalizes commission expenses paid to internal sales personnel for obtaining customer contracts, using a portfolio approach. Contract acquisition costs are included in other assets on the consolidated balance sheets.

Contract acquisition costs as of March 31, 2021 and December 31, 2020 were $51.7 million and $48.2 million, respectively.

Remaining Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2021 were approximately $316.2 million, of which approximately 50% are anticipated to be satisfied in the next twelve months, with substantially all performance obligations satisfied within thirty-six months. The amount excludes month-to-month contracts.

4.Inventory
Inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Components	$13,705	$8,914
Work in progress	818	580
Finished goods	4,809	4,317
Total inventory	$19,332	$13,811

5.Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Life (in Years)			March 31, 2021	December 31, 2020
Servers	3	-	5	$104,926	$96,048
Leasehold improvements	(a)			30,398	32,455
Computer equipment	3	-	5	15,219	14,977
Internally developed software	3			9,156	7,811
Furniture and fixtures	5			6,105	6,305
Purchased software	3			1,004	999
Vehicles	5			136	103
Total property and equipment				166,944	158,698
Less: accumulated depreciation and amortization				(71,536)	(66,822)
Total property and equipment, net				$95,408	$91,876
(a) The shorter of the remaining lease term or useful life.
The Company capitalized $1.3 million and $0.5 million of internally developed software costs during the three months ended March 31, 2021 and 2020, respectively.

Depreciation expense included in cost of revenue and operating expenses was $5.3 million and $2.2 million, respectively, for the three months ended March 31, 2021, and $3.8 million and $2.5 million, respectively, for the three months ended March 31, 2020.

6.Leases

The Company has operating leases, primarily for office space and co-located data centers. The Company’s leases have remaining lease terms which vary, up to approximately 9 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the leases. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal options.

For the three months ended March 31, 2021 and 2020, the Company recorded $2.4 million and $2.5 million, respectively, of operating lease costs in the condensed consolidated statements of operations. Variable lease costs, which are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance, were $0.6 million for the three months ended March 31, 2021. Variable lease costs are not included in the measurement of the Company's ROU assets and lease liabilities.

Cash paid for amounts related to operating lease liabilities for the three months ended March 31, 2021 was $2.6 million.

The following represents the Company's future minimum payments under non-cancelable operating leases as of March 31, 2021 for each of the next five years and thereafter (in thousands):

Years Ending
Remaining 2021	$7,649
2022	9,687
2023	9,928
2024	8,977
2025	5,392
Thereafter	6,726
Total future undiscounted lease payments	$48,359
Less imputed interest	(4,280)
Total reported lease liability	$44,079

The weighted average remaining lease term and discount rate as of March 31, 2021 were 5.3 years and 3.3%, respectively. As of March 31, 2021, the Company had recorded operating lease assets of $33.9 million, and lease liabilities of $8.8 million and $35.3 million in accrued expenses and other current liabilities and operating lease liabilities, noncurrent, respectively, within the condensed consolidated balance sheets.

7.Acquisitions
In March 2021, the Company acquired BitDam Ltd., an Israel-based cyber threat detection company (“BitDam”). The business combination was accounted for under the acquisition method of accounting. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. As of March 31, 2021, the Company has performed a preliminary valuation of the assets acquired and liabilities assumed, including the fair value of acquired intangible assets. The preliminary valuation is subject to adjustment as the Company finalizes the allocation during the measurement period.The preliminary allocation of the purchase consideration is as follows (in thousands):

Acquisition of BitDam
Assets acquired
Other current and noncurrent assets	$63
Property and equipment	49
Finite lived intangible assets	27,400
Goodwill	23,155
Total assets acquired	$50,667
Other current and noncurrent liabilities	879
Deferred tax liabilities	4,302
Total liabilities assumed	$5,181
Purchase consideration, net of cash acquired	$45,486
General and administrative expense within the condensed consolidated statements of operations includes $0.8 million of costs incurred in relation to the BitDam acquisition in the three months ended March 31, 2021.

8.Commitments and Contingencies
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

9.Debt
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

The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Borrower to request term loan facilities. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement, and are scheduled to mature on October 23, 2025. The 2020 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. At March 31, 2021, the Company was in compliance with all applicable covenants.

The interest rates applicable to the revolving borrowings under the 2020 Credit Agreement, are, at the Borrower’s option, either (i) a base rate, equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5% or (c) the Adjusted LIBO Rate for a one month Interest Period (each term as defined in the 2020 Credit Agreement) plus 1%, or (ii) the Adjusted LIBO Rate equal to the LIBO Rate for the applicable Interest Period, plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the 2020 Credit Agreement). The Applicable Rate (i) for base rate loans ranges from 0.25% to 1.0% per annum and (ii) for LIBO Rate loans ranges from 1.25% to 2.0% per annum, in each case, based on the Company's Senior Secured Net Leverage Ratio (as defined in the 2020 Credit Agreement). The 2020 Credit Agreement provides for a commitment fee ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Company's Senior Secured Net Leverage Ratio (as defined in the 2020 Credit Agreement).

As of March 31, 2021 and December 31, 2020, the 2020 Credit Agreement was undrawn, with the exception of $1.9 million of outstanding letters of credit.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.1 million and $0.4 million as interest expense during the three months ended March 31, 2021 and 2020, respectively.

Until October 2020, the Company was party to the 2019 Credit Agreement, which provided for a $550.0 million term loan facility and a $50.0 million revolving credit facility. In connection with the IPO and entering into the 2020 Credit Agreement, the 2019 Credit Agreement was terminated.

10.Stock-Based Compensation

The Company has outstanding equity awards under various plans, as described below.

Datto 2020 Omnibus Incentive Plan

In conjunction with the IPO, on October 20, 2020, the Board adopted the Datto Holding Corp. Omnibus Incentive Plan (the “2020 Plan”) in order to align the interests of the participants with the interests of the Company's stockholders. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards to employees, consultants, and members of the Board. Authorized shares under the 2020 Plan automatically increase each January 1 by 5% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. See below for a reconciliation of shares of the Company’s common stock reserved for issuance under the 2020 Plan. Under the 2020 Plan, 919,775 RSUs and 10,000 stock options were outstanding as of March 31, 2021.

2017 Stock Option Plan

In December 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), as amended, which provides for grants of stock options to employees, directors, officers, and consultants. As of March 31, 2021, 9,089,564 stock options were outstanding under the 2017 Plan. No additional awards may be issued under the 2017 Plan.

Other Equity Plans

The Company also has outstanding options which were issued under the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”). As of March 31, 2021, 375,623 fully-vested stock options were outstanding under the Autotask Plan. No additional awards may be issued under the Autotask Plan. In addition, the Company has two other plans, which were adopted in relation to grants to independent members of the Board, prior to the adoption of the 2020 Plan. As of March 31, 2021, 23,438 RSUs were outstanding and no additional awards may be issued under these plans.

Stock Options

The following table summarizes stock option activity related to all plans during the three months ended March 31, 2021 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	9,555,082	$10.49	7.5	$157,800
Options granted	10,000	$25.23
Options exercised	(19,476)	$8.64
Options forfeited & expired	(70,419)	$11.33
Options outstanding at March 31, 2021	9,475,187	$10.50	7.7	$117,627
Options vested and exercisable at March 31, 2021	5,029,283	$9.87	7.3	$65,595

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $0.3 million and $1.2 million, respectively.

The weighted average fair value of options granted to purchase common stock during the three months ended March 31, 2021 was $14.83.

As of March 31, 2021, unrecognized compensation expense related to outstanding stock options was $41.8 million, which is expected to be recognized over the remaining weighted average term of 2.0 years.

Restricted Stock Units

The following table summarizes RSU activity under all plans during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	696,338	$26.73
RSUs granted	253,050	$25.23
RSUs vested	(2,675)	$26.70
RSUs forfeited	(3,500)	$26.36
RSUs outstanding at March 31, 2021	943,213	$26.33

As of March 31, 2021, unrecognized compensation expense related to outstanding RSUs was $22.4 million, which is expected to be recognized over the remaining weighted average term of 3.6 years.

Shares Available for Future Grants

The following table summarizes the shares available for future grants under the 2020 Plan:

Shares Available for Future Grant
Balance at December 31, 2020	20,195,974
Annual authorization increase	8,071,001
Options and RSUs granted	(263,050)
Options and RSUs forfeited or expired	4,384
Balance at March 31, 2021	28,008,309
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue—subscription	$1,228	$20
Cost of revenue—device	62	—
Cost of revenue—professional services and other	103	—
Sales and marketing	2,295	644
Research and development	4,874	310
General and administrative	2,949	940
Total stock-based compensation expense	$11,511	$1,914
The table reflects stock-based compensation expense based upon the functional role of the holder. Stock-based compensation expense for the options with only a time-based vesting condition was recorded in both periods presented. However, stock-based compensation expense for awards which contained both a time-based and a performance-based vesting condition (i.e., closing of an IPO) commenced during the fourth quarter of 2020 as a result of the Company's IPO ("IPO Contingent Options").

11.Income Taxes
The Company incurred a provision for income tax of $5.4 million and a benefit from income tax of $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was 26.1%, which is higher than the U.S. statutory tax rate as a result of state taxes and the impact of taxes in foreign jurisdictions, partially offset by the impact of income tax credits and other matters.

12.Net Income per Share
Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is calculated by giving effect to all potential shares of common stock, including the Company's outstanding stock options and common stock related to unvested RSUs, to the extent such potential shares are dilutive. For the purpose of computing diluted earnings per share, options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such options are dilutive. As described in Note 10. Stock-Based Compensation, the IPO Contingent Options contained a performance-vesting condition, and were only considered in computing diluted net income per share after the IPO in October of 2020. The calculation of basic and diluted income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to common stockholders	$15,286	$1,353
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders
Basic	161,066,404	135,386,420
Total dilutive effect of outstanding equity awards	3,667,998	882,293
Diluted	164,734,402	136,268,713
Net income per share attributable to common stockholders
Basic	$0.09	$0.01
Diluted	$0.09	$0.01

For the three month periods ended March 31, 2021 and 2020 there were 634,330 and 1,869,333, respectively, of weighted-average outstanding shares of options excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive.

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

•our ability to comply with the other government laws and regulations applicable to our business; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 11, 2021. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2020 Annual Report on Form 10-K filed with the SEC on March 11, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified in this Quarterly Report and in our Form 10-K, particularly those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements.”
Overview

Datto is the leading provider of cloud-based software and technology solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. We enable our over 17,300 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform combines mission-critical cloud-based software, technologies and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

MSPs represent the future of IT management for SMBs. Digital transformation is driving SMB adoption of modern software and technology, while regulatory and data protection requirements and proliferating security threats are increasing the complexity and risk of IT for SMBs. These trends have created an inflection point in SMB outsourcing to MSPs for IT management. MSPs are equipped with the IT resources and expertise SMBs lack, providing a single source to meet all of an SMB’s IT needs. MSPs are trusted to select, procure, implement and manage software and technology stacks that support their SMB customers’ business needs. The number of MSPs continues to grow, with approximately 125,000 MSPs providing this critical function to millions of SMBs worldwide.

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

We generate substantially all our revenue from the sale of subscriptions to our cloud-based solutions and recognize revenue ratably over the subscription term. These contracts typically begin with a 1-year or 3-year term and auto-renew on a monthly or annual basis thereafter. For certain offerings, we enable our ongoing subscription services with an up-front sale of equipment or professional services, for which we recognize revenue at the time of delivery and performance. The majority of our partners pay on a monthly basis, regardless of term length, with some opting to make quarterly, annual or multi-year prepayments.

As of March 31, 2021, our annual run-rate revenue, or ARR, was $572.5 million and our revenue for the three months ended March 31, 2021 was $144.9 million, of which approximately 94% was recurring subscription revenue. For the three months ended March 31, 2021, our net income was $15.3 million and our Adjusted EBITDA was $46.9 million. As of March 31, 2020, our ARR was $498.4 million and our revenue for the three months ended March 31, 2020, was $124.7 million, of which approximately 93% was recurring subscription revenue. For the three months ended March 31, 2020, our net income was $1.4 million and our Adjusted EBITDA was $25.0 million. Refer to our discussion of ARR in Key Performance Metrics and Adjusted EBITDA in Non-GAAP Financial Measures.

Impact of COVID-19

While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the extent of the impact on our business because of numerous uncertainties, including but not limited to, the severity of the disease, the duration of the pandemic, the reoccurrence or emergence of variants of the virus, the effectiveness and speed of vaccinations, actions taken by government authorities, the impact on our customers and suppliers, and other factors. Specifically, we may experience impacts from customers deferring purchasing and activation decisions, reducing expenses and requesting extended payment terms or relief from payments.
The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. In addition, our condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, establishing allowances for doubtful accounts, assessing the recoverability of prepaid assets, including trade shows and other marketing events impacted by the pandemic, determining useful lives for finite-lived assets, assessing the recoverability of long-lived assets, determining the fair value of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, valuing stock-based awards, recognizing revenue and the estimate for sales returns and upgrades, determining the amortization period for capitalized commissions and assessing the accounting treatment for commitments and contingencies. Management evaluates these estimates and assumptions on an ongoing basis and makes estimates based on historical experience and various other considerations that are believed to be reasonable. Actual results may differ from those estimates, including as a result of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact of the pandemic on our business and our consolidated results of operations and financial condition.

Key Performance Metrics

In addition to our financial information presented in accordance with generally accepted accounting standards in the United States, or GAAP, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make operating and strategic decisions.

MSP Partners

The number of MSP partners represents the number of MSPs with active subscriptions as of the end of a period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of March 31, 2021, we had approximately 17,300 MSP partners, a net increase of approximately 300 since December 31, 2020 and 600 since March 31, 2020. Net changes in the number of our MSP partners are a result of the total new partners added during a period, largely based on our sales and marketing efforts, and the churn or reduction of existing partners during the period, which can be affected by the broader economic environment and factors such as the effects of COVID-19 on our partners' SMB end customers. As a result of our land-and-expand model, our revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.

Annual Run-Rate Revenue

We define ARR as the annualized value of all subscription agreements as of the end of a period. We calculate ARR by multiplying the monthly run-rate revenue for the last month of a period by 12. Monthly run-rate revenue is calculated by aggregating monthly subscription values during the final month of the reporting period from both long-term and month-to-month subscriptions. ARR only includes the annualized value of subscription contracts and excludes any one-time revenue for devices or professional services. ARR mitigates fluctuations resulting from seasonality and contract term. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended or renewed by our MSP partners.

The table below sets forth our ARR as of March 31, 2021 and 2020:

	As of March 31, 2021	As of March 31, 2020	$ Change	% Change
	(dollars in millions)
ARR	$572.5	$498.4	$74.1	14.9%

Components of Results of Operations

Revenue

We generate revenue primarily from fees received for subscriptions to our products and services, and also from the sale of BCDR and Networking devices and professional services associated with our Business Management offerings.

Subscription. We derive revenue primarily from cloud-based software and technology solutions sold on a recurring subscription basis. Subscription revenue is recognized ratably over the subscription term after all revenue recognition criteria have been met. We generally invoice subscription agreements monthly over the subscription period. Subscription revenue for our Unified Continuity and Networking solutions grows as the end-customers, managed by our MSP partners, add new subscription products, upgrade the service tier of their existing subscription products or increase the usage of their subscription products. Revenue from our Business Management solutions increases with the addition of employees of our MSP partners who require seat licenses, the proliferation of end-user devices managed by those MSPs and the expansion of products used by those MSPs to manage their SMB customers’ IT infrastructures.

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

Cost of revenue

Subscription. Subscription cost of revenue consists of costs directly related to our subscription services, including personnel costs related to operating our Datto Cloud infrastructure and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs associated with delivering these services.

Device. Device cost of revenue consists of hardware, manufacturing, shipping and logistics, personnel costs and allocated facilities and overhead costs associated with the purchase, production and delivery of our devices. Our Unified Continuity products rely on a mix of off-the-shelf hardware and custom designed hardware. Our Networking devices generally consist of off-the-shelf hardware, although some of our devices feature a unique industrial design.

Professional services and other. Professional services and other cost of revenue consists primarily of personnel costs and allocated facilities and overhead costs associated with delivering implementation and consulting services. Our professional services implementations aim to ensure higher software utilization and positive customer satisfaction, in order to drive greater upsell opportunity and lower churn over time.

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

Operating expenses

Our operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as depreciation, amortization of internally developed software and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, payroll taxes and stock-based compensation expense. Other significant components of operating expenses include events and travel, professional fees, facilities and overhead costs, third party software subscription costs, marketing and promotion costs, payment processing fees and bad debt expense.

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

General and administrative

General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and costs for facilities. Following the completion of our IPO we began incurring additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services expenses, and increased stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization expenses in operating expenses consist of amortization of tradenames and partner relationship intangibles as well as depreciation of other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment as well as amortization of internally developed software.

Other expense

Interest expense

Interest expense consists of interest payments on outstanding borrowings under our credit facilities, as well as commitment fees under our credit facilities and the amortization of debt issuance costs. In conjunction with our IPO in October 2020, we repaid all amounts outstanding under our 2019 Credit Agreement. In October 2020, Datto, Inc. and certain direct and indirect wholly-owned subsidiaries of Datto, entered into a new credit agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the "2020 Credit Agreement"), which provides a $200.0 million revolving credit facility. No amounts have been drawn under the 2020 Credit Agreement. See “Liquidity and Capital Resources—Credit Facilities” for additional details.

Other (income) expense

Other (income) expense primarily consists of the net exchange (gains) or losses on foreign currency transactions and (gains) or losses on the disposal of assets.
(Benefit from) provision for income tax

(Benefit from) provision for income tax consists primarily of income tax expense related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

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

Condensed Consolidated Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Subscription	$135,590	$115,995
Device	8,385	8,081
Professional services and other	934	587
Total revenue	144,909	124,663
Cost of revenue:
Subscription (1)	20,930	21,766
Device (1)	9,498	9,117
Professional services and other (1)	1,502	1,538
Depreciation and amortization	6,625	4,994
Total cost of revenue	38,555	37,415
Gross profit	106,354	87,248
Operating expenses:
Sales and marketing (1)	31,926	31,957
Research and development (1)	22,474	16,733
General and administrative (1)	24,621	21,784
Depreciation and amortization	6,570	6,917
Total operating expenses	85,591	77,391
Income from operations	20,763	9,857
Other expense:
Interest expense	102	9,006
Other (income) expense, net	(19)	1,329
Total other expense	83	10,335
Income (loss) before income taxes	20,680	(478)
(Provision for) benefit from income taxes	(5,394)	1,831
Net income	$15,286	$1,353

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue—subscription	$1,228	$20
Cost of revenue—device	62	—
Cost of revenue—professional services and other	103	—
Sales and marketing	2,295	644
Research and development	4,874	310
General and administrative	2,949	940
Total	$11,511	$1,914

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot as a result of rounding):

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	93.6%	93.0%
Device	5.8%	6.5%
Professional services and other	0.6%	0.5%
Total revenue	100.0%	100.0%
Cost of revenue:
Subscription	14.4%	17.5%
Device	6.6%	7.3%
Professional services and other	1.0%	1.2%
Depreciation and amortization	4.6%	4.0%
Total cost of revenue	26.6%	30.0%
Gross profit	73.4%	70.0%
Operating expenses:
Sales and marketing	22.0%	25.6%
Research and development	15.5%	13.4%
General and administrative	17.0%	17.5%
Depreciation and amortization	4.5%	5.5%
Total operating expenses	59.1%	62.1%
Income from operations	14.3%	7.9%
Other expense:
Interest expense	0.1%	7.2%
Other (income) expense, net	—%	1.1%
Total other expense	0.1%	8.3%
Income (loss) before income taxes	14.3%	(0.4)%
(Provision for) benefit from income taxes	(3.7)%	1.5%
Net income	10.5%	1.1%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Subscription	$135,590	$115,995	$19,595	16.9%
Device	8,385	8,081	304	3.8%
Professional services and other	934	587	347	59.1%
Total revenue	$144,909	$124,663	$20,246	16.2%

Subscription

Subscription revenue increased $19.6 million, or 16.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, including a benefit from favorable foreign exchange rates of approximately 3%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in Business Management and Networking offerings. Recurring subscription revenue accounted for 93.6% of total revenue for the three months ended March 31, 2021 compared to 93.0% for the three months ended March 31, 2020.

Device

Device revenue increased $0.3 million, or 3.8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Professional services and other

Professional services and other revenue increased $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Subscription	$20,930	$21,766	$(836)	(3.8)%
Device	9,498	9,117	381	4.2%
Professional services and other	1,502	1,538	(36)	(2.3)%
Depreciation and amortization	6,625	4,994	1,631	32.7%
Total cost of revenue	$38,555	$37,415	$1,140	3.0%

Subscription

Subscription cost of revenue for the three months ended March 31, 2021 decreased $0.8 million, or 3.8%, compared to the three months ended March 31, 2020. The decrease was primarily a result of increased efficiencies in the costs to provide our Unified Continuity solutions, partially offset by an increase in stock-based compensation expense of $1.2 million for the three months ended March 31, 2021.

Device

Device cost of revenue increased $0.4 million, or 4.2%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, including the impact of stock-based compensation expense of $0.1 million for the three months ended March 31, 2021.

Professional services and other

Professional services and other cost of revenue was flat when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020.The three months ended March 31, 2021 included stock-based compensation expense of $0.1 million..

Depreciation and amortization

Depreciation and amortization expense in cost of revenue increased $1.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to ongoing capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions and to a lesser degree the increase in amortization of acquired intangible assets as a result of acquisitions.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Gross profit:
Subscription	$114,660	$94,229	$20,431	21.7%
Device	(1,113)	(1,036)	(77)	7.4%
Professional services and other	(568)	(951)	383	(40.3)%
Depreciation and amortization	(6,625)	(4,994)	(1,631)	32.7%
Total gross profit	$106,354	$87,248	$19,106	21.9%
Gross margin:
Subscription	84.6%	81.2%
Device	(13.3)%	(12.8)%
Professional services and other	(60.8)%	(162.0)%
Total gross margin	73.4%	70.0%

Our gross profit increased $19.1 million, or 21.9%, and our gross margin increased by 341 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in gross margin was primarily driven by gross margin growth for subscription revenue. The increase was partially offset by higher depreciation and amortization expense primarily as a result of our investment in our Datto Cloud infrastructure, and an increase in stock-based compensation expense of $1.4 million as a result of our IPO. Subscription gross margin increased 333 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of increased efficiencies in the costs to provide our Unified Continuity solutions, partially offset by an increase in stock-based compensation expense of $1.2 million as a result of our IPO.

Operating Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Sales and marketing	$31,926	$31,957	$(31)	(0.1)%
Research and development	22,474	16,733	5,741	34.3%
General and administrative	24,621	21,784	2,837	13.0%
Depreciation and amortization	6,570	6,917	(347)	(5.0)%
Total operating expenses	$85,591	$77,391	$8,200	10.6%

	Three Months Ended March 31,
	2021	2020
As a percentage of total revenue:
Sales and marketing	22.0%	25.6%
Research and development	15.5%	13.4%
General and administrative	17.0%	17.5%

Sales and marketing

Sales and marketing expense was comparable between the three months ended March 31, 2021 and the three months ended March 31, 2020, reflecting lower marketing, travel and events costs resulting from the COVID-19 pandemic, as we curtailed on-site sales and marketing activities, offset by increased personnel costs, including an increase in stock-based compensation expense of $1.7 million as a result of our IPO and higher commission expense. Sales and marketing expense included $2.3 million and $0.6 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

Research and development

Research and development expense increased $5.7 million, or 34.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by increased personnel costs, including an increase in stock-based compensation expense of $4.6 million as a result of our IPO, partially offset by increased capitalization of internally developed software. Research and development expense included $4.9 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

General and administrative

General and administrative expense increased $2.8 million, or 13.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven primarily by increased personnel costs, including an increase in stock-based compensation expense of $2.0 million as a result of our IPO, as well as increased public company costs, partially offset by decreased travel and events costs resulting from the COVID-19 pandemic. General and administrative expense included $2.9 million and $0.9 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively, and $1.4 million and $1.3 million of transaction related and other expense for the three months ended March 31, 2021 and 2020, respectively.
Depreciation and amortization

Depreciation and amortization expense related to operating expenses decreased $0.3 million, or 5.0%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Amortization of intangible assets was $4.4 million and $4.4 million in the three months ended March 31, 2021 and 2020 respectively, and depreciation expense was $2.2 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

Other Expenses and (Provision for) benefit from income tax

Interest expense

Interest expense decreased $8.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the repayment of all outstanding debt with the proceeds from our IPO in the fourth quarter of 2020. In conjunction with the IPO, we terminated our 2019 Credit Agreement and entered into the 2020 Credit Agreement. No amounts have been drawn under the 2020 Credit Agreement and we have no outstanding debt as of March 31, 2021.

Other expense (income), net

Other expense (income), net decreased $1.3 million of expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

(Provision for) benefit from income tax

We recorded a provision for income tax of $5.4 million and a benefit from income tax of $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was 26.1%, which is higher than the U.S. statutory tax rate as a result of state taxes and the impact of taxes in foreign jurisdictions, partially offset by the impact of income tax credits and other matters.

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
Non-GAAP Gross Profit
Non-GAAP Gross Profit is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to gross profit, as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for amortization of acquired intangible assets, stock-based compensation expense, and restructuring expense. We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe Non-GAAP Gross Profit is a useful measure to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the variability of stock-based compensation expense and amortization of acquired technology intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance, as well as restructuring expense, which is infrequent in nature. While the amortization expense of acquired technology intangible assets is excluded from Non-GAAP Gross Profit, the revenue related to acquired technology intangible assets is reflected in Non-GAAP Gross Profit as these assets contribute to our revenue generation. Non-GAAP Gross Profit has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit should not be considered as a replacement for gross profit, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Our presentation of Non-GAAP Gross Profit should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Non-GAAP Gross Profit. Non-GAAP Gross Profit is not a presentation made in accordance with GAAP and the use of the term may vary from other companies.
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Gross profit	$106,354	$87,248
Amortization of acquired intangible assets	1,312	1,175
Stock-based compensation expense	1,393	20
Non-GAAP Gross Profit	$109,059	$88,443

Non-GAAP Income from Operations
Non-GAAP Income from Operations is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to income from operations as determined in accordance with GAAP. We define Non-GAAP Income from Operations as income from operations, adjusted for amortization of acquired intangible assets, stock-based compensation expense, restructuring expense and transaction related and other expense. We use Non-GAAP Income from Operations to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP Income from Operations facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired technology, partner relationships and tradenames is excluded from Non-GAAP Income from Operations, the revenue related to acquired technology, partner relationships and tradenames is reflected in Non-GAAP Income from Operations as these assets contribute to our revenue generation. Non-GAAP Income from Operations has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Income from Operations should not be considered as a replacement for operating income, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Our presentation of Non-GAAP Income from Operations should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Non-GAAP Income from Operations. Non-GAAP Income from Operations is not a presentation made in accordance with GAAP and the use of the term may vary from other companies.
A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Income from operations	$20,763	$9,857
Amortization of acquired intangible assets	5,734	5,577
Stock-based compensation expense	11,511	1,914
Transaction related and other expense (1)	1,439	1,301
Non-GAAP Income from Operations	$39,447	$18,649

(1)Transaction related and other expense consists of acquisition related costs for the three months ended March 31, 2021 and costs incurred to support our public company readiness and acquisition costs during the three months ended March 31, 2020.
Non-GAAP Net Income
Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net (loss) income as determined in accordance with GAAP. We define Non-GAAP Net Income as net income before income taxes, adjusted for loss on extinguishment of debt, amortization of acquired intangible assets, stock-based compensation expense, restructuring expense, and transaction related and other expense, as adjusted for a normalized non-GAAP tax rate. The Company utilizes a normalized non-GAAP tax rate to provide better consistency across the interim reporting periods within a given fiscal year by eliminating the effects of non-recurring and period-specific items, which can vary in size and frequency, and which are not necessarily indicative of the Company’s long-term operations. The normalized non-GAAP tax rate applied to each period presented was 25%. We use Non-GAAP Net Income to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP Net Income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired technology, customer relationships and tradenames is excluded from Non-GAAP Net Income, the revenue related to acquired technology, customer relationships and tradenames is reflected in Non-GAAP Net Income as these assets contribute to our revenue generation. Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Net Income should not be considered as a replacement for net income, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Our presentation of Non-GAAP Net Income should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Non-GAAP Net Income. Non-GAAP Net Income is not a presentation made in accordance with GAAP and the use of the term may vary from other companies.

A reconciliation of Non-GAAP Net Income to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$15,286	$1,353
Provision for (benefit from) income taxes	5,394	(1,831)
Income (loss) before income taxes	20,680	(478)
Amortization of acquired intangible assets	5,734	5,577
Stock-based compensation expense	11,511	1,914
Transaction related and other expense (1)	1,439	1,301
Non-GAAP provision for income taxes (2)	(9,841)	(2,079)
Non-GAAP Net Income	$29,523	$6,235

(1)Transaction related and other expense consists of acquisition related costs for the three months ended March 31, 2021 and costs incurred to support our public company readiness and acquisition costs during the three months ended March 31, 2020.
(2)The normalized non-GAAP tax rate applied to each period presented was 25%. The Company may adjust its non-GAAP tax rate as additional information becomes available or events occur which may materially affect this rate, including impacts from the rapidly evolving global tax environment, significant changes in our geographic mix, merger and acquisition activity, or changes in our business outlook.
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of operating performance monitored by management that is not defined under GAAP and that does not represent, and should not be considered as an alternative to net income, as determined by GAAP. We define Adjusted EBITDA as net income adjusted for interest and other expense, net, loss on extinguishment of debt, depreciation and amortization expense, (provision for) benefit from income taxes, stock-based compensation expense, restructuring expense and transaction related and other expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term may vary from others in our industry.
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$15,286	$1,353
Interest and other expense, net(1)	83	10,335
Depreciation and amortization	13,195	11,911
Provision for (benefit from) income tax	5,394	(1,831)
Stock-based compensation expense	11,511	1,914
Transaction related and other expense(2)	1,439	1,301
Adjusted EBITDA	$46,908	$24,983

(1)Interest and other expense, net includes interest expense, net, foreign currency gains and losses and other expenses.
(2)Transaction related and other expense consists of acquisition related costs for the three months ended March 31, 2021 and costs incurred to support our public company readiness and acquisition costs during the three months ended March 31, 2020.

Liquidity and Capital Resources

General

As of March 31, 2021, our principal source of liquidity was cash and cash equivalents and restricted cash totaling $149.2 million, $44.3 million of which was denominated in foreign currencies. In addition, as of March 31, 2021, we had no debt outstanding and $198.1 million of capacity under our 2020 Revolving Credit Facility, as defined below. We believe our existing cash and cash equivalents, cash provided by our ongoing operations and borrowing capacity under our 2020 Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

 Historically, as we invested in our organization and infrastructure to meet increasing demand for our products and services and to drive our rapid growth, we have financed our operations primarily through cash provided by our ongoing operations and debt financing. During 2020, in response to the spread of COVID-19 and its impacts on the world economy, we undertook various measures to improve our liquidity position and match our cost structure to our revenue and cash generation activities, and we continue to benefit from these measures. In addition, the COVID-19 pandemic continues to cause a reduction of marketing, event and travel costs, such as costs for our annual sales kick-off, which was held virtually in the first quarter of 2021. In the future we will continue to invest in our organization and infrastructure and expect to resume hosting our world-class partner events and other events in-person as we grow and innovate along with our MSP partners.
Our future capital requirements will depend on several factors, including but not limited to, our subscription revenue growth rate and the need to invest in our Datto Cloud infrastructure to support such growth, the timing of cash receipts and payments, the timing and extent of spending to support research and development, the pace of expansion of sales and marketing activities, including in international markets, the level of investment in back-office infrastructure, the cost to operate as a public company and the amount of our outstanding indebtedness. In the future, we may also enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Credit Facilities

Our 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit (the “2020 Revolving Credit Facility”). In addition, the 2020 Credit Agreement provides for the ability to request incremental term loan facilities. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement are scheduled to mature on October 23, 2025. The 2020 Credit Agreement contains certain customary representations and warranties, covenants and restrictions.

The 2020 Revolving Credit Facility was undrawn as of March 31, 2021, with the exception of $1.9 million of capacity which was being used to backstop outstanding letters of credit.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$35,167	$(1,277)
Net cash used in investing activities	(56,167)	(13,920)
Net cash (used in) provided by financing activities	(265)	32,298

Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $35.2 million, which resulted from net income of $15.3 million, adjusted for non-cash charges of $32.0 million and net cash outflow of $12.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $13.2 million, stock-based compensation expense of $11.5 million, deferred income tax expense of $4.7 million, non-cash operating lease expense of $1.9 million as a result of the adoption of ASC 842 and provision for bad debt of $1.2 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $5.6 million, an increase in other assets of $4.1 million and an increase in prepaid expenses and other current assets of $3.8 million, partially offset by an increase in accounts payable, accrued expenses and other of $3.5 million resulting from the timing of payments.

For the three months ended March 31, 2020, net cash used in operating activities was $1.3 million, which resulted from net income of $1.4 million, adjusted for non-cash charges of $14.1 million and net cash outflow of $16.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $11.9 million and stock-based compensation expense of $1.9 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $7.0 million, an increase in prepaid expenses and other current assets of $4.3 million, an increase in accounts receivable of $3.1 million, and a decrease in accounts payable, accrued expenses and other of $2.6 million resulting from the timing of payments.

Investing Activities

Cash used in investing activities was $56.2 million during the three months ended March 31, 2021, including $45.5 million, net of cash acquired, for the acquisition of BitDam Ltd., and capital expenditures of $10.7 million, primarily related to our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners.

Cash used in investing activities was $13.9 million during the three months ended March 31, 2020, driven by our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth. In addition, we incurred expenditures for leasehold improvements and furniture and fixtures to expand and update certain offices and purchased computer equipment to support our workforce.

Financing Activities

Cash used in financing activities was $0.3 million during the three months ended March 31, 2021, reflecting the payment of IPO transaction related costs, partially offset by proceeds from stock option exercises of $0.2 million.

Cash provided by financing activities was $32.3 million during the three months ended March 31, 2020, reflecting proceeds from our revolving credit facility of $32.1 million and proceeds from stock option exercises of $2.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, co-located data center contracts and credit facilities, to the extent we have outstanding debt. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the 2020 Annual Report on Form 10-K filed with the SEC on March 11, 2021 we disclosed our total contractual obligations as of December 31, 2020. There have been no material changes to our contractual obligations since December 31, 2020.

Impact of Inflation

While inflation may impact our net revenues, costs of revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify MSP partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. No indemnification claims have been made under such agreements and there are no potential indemnification claims that we are aware of that could have a material effect on our condensed consolidated financial statements. In connection with the IPO, we entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of March 31, 2021.

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

We adopted the provisions of ASU 2016-02, Leases (Topic 842) as of January 1, 2021, which requires the recording of right of use assets and associated lease liabilities. See Note 2. Significant Accounting Policies and Note 6. Leases to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further discussion. For additional information about our critical accounting policies and estimates, see the disclosures included in the Form 10-K as well as Note 1. Business and Note 2. Significant Accounting Policies to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2. Significant Accounting Policies, to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in inflation, foreign exchange rates or interest rates, to the extent we have outstanding debt. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our revenues and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom and Europe, although we do have certain arrangements in which we invoice in a non-functional currency, based upon the location of the partner. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. In addition, we maintain cash balances in foreign currencies, which are also subject to foreign currency exchange risk. To date, we have not entered into any hedging arrangements or other derivative financial instruments with respect to foreign currency risk. During the three months ended March 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk
At March 31, 2021, we had no outstanding borrowings under the 2020 Credit Agreement. To the extent we incur borrowings, our primary interest rate risk is from changes in the Prime Rate, the Federal Funds Effective Rate or LIBO Rate (and the LIBOR Successor Rate)-based interest rates. Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, accurately and within a reasonable time period to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weakness in internal control over financial reporting discussed below.

Notwithstanding the material weakness in internal control over financial reporting described below, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 11, 2021, we have identified a material weakness in our internal control over the financial statement close process related to deficiencies in information technology general controls and process level controls. These control deficiencies could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

Remediation Plan

We have developed a detailed plan for compliance with Section 404 of the Sarbanes-Oxley Act, including developing and maintaining appropriate information technology general controls and process level controls. While we have performed certain remediation activities to strengthen our controls, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances. We expect to complete the remediation process by the end of the fourth quarter of 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the SEC on March 11, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the three months ended March 31, 2021.

(b)Use of Proceeds
None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.     EXHIBITS.

Exhibit No.	Description of Exhibit

10.1*	Employment Agreement, dated as of January 9, 2020, by and between Datto, Inc. and John Abbot

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

*	Indicates a management contract or compensatory plan or arrangement.

+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2021.

Datto Holding Corp.

By:	/s/ John Abbot
Name:	John Abbot
Title:	Chief Financial Officer (Principal Financial Officer)