Form 10-Q
period 2021-06-30
DATTO HOLDING CORP.
filed 2021-08-11
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 31, 2021, there were approximately 162,276,988 shares of the Registrant’s Common Stock outstanding (excluding treasury shares of 362,126).

OTHER AVAILABLE INFORMATION
Please note that in addition to filing our periodic and current reports, we may announce material business and financial information to our investors using filings we make with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and our investor relations website which can be found at www.investors.datto.com. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We use these media, including our website, to communicate with our stockholders and the public about our company. It is possible that the information that we make available through these mediums may be deemed to be material information. We therefore encourage investors and others interested in our company to review all such media.
The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as a reference.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DATTO HOLDING CORP.

DATTO HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$178,605	$168,877
Restricted cash	1,360	1,536
Accounts receivable, net	11,198	13,946
Inventory	26,773	13,811
Prepaid expenses and other current assets	33,312	28,316
Total current assets	251,248	226,486
Property and equipment, net	97,649	91,876
Operating lease assets	31,909	—
Goodwill	1,144,327	1,120,954
Intangible assets, net	302,217	287,395
Other assets	77,812	66,560
Total assets	$1,905,162	$1,793,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,508	$7,574
Accrued expenses and other current liabilities	45,357	39,461
Deferred revenue	22,323	23,763
Total current liabilities	81,188	70,798
Deferred revenue, noncurrent	2,956	3,322
Deferred income taxes	29,346	18,947
Operating lease liabilities, noncurrent	33,146	—
Other long-term liabilities	4,050	11,736
Total liabilities	150,686	104,803
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 162,390,433 and 161,420,016 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (inclusive of treasury stock)	162	161
Additional paid-in capital	1,788,843	1,755,387
Treasury stock, at cost; 362,126 shares at June 30, 2021 and December 31, 2020	(3,621)	(3,621)
Accumulated deficit	(33,024)	(65,226)
Accumulated other comprehensive income	2,116	1,767
Total stockholders’ equity	1,754,476	1,688,468
Total liabilities and stockholders’ equity	$1,905,162	$1,793,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$141,743	$117,600	$277,333	$233,595
Device	9,025	6,053	17,410	14,134
Professional services and other	834	810	1,768	1,397
Total revenue	151,602	124,463	296,511	249,126
Cost of revenue:
Subscription	21,638	20,105	42,568	41,871
Device	11,124	7,258	20,622	16,375
Professional services and other	1,549	1,529	3,051	3,067
Depreciation and amortization	8,598	5,226	15,223	10,220
Total cost of revenue	42,909	34,118	81,464	71,533
Gross profit	108,693	90,345	215,047	177,593
Operating expenses:
Sales and marketing	32,135	27,162	64,061	59,119
Research and development	27,344	16,010	49,818	32,743
General and administrative	26,485	20,172	51,106	41,956
Depreciation and amortization	6,453	6,863	13,023	13,780
Total operating expenses	92,417	70,207	178,008	147,598
Income from operations	16,276	20,138	37,039	29,995
Other expense:
Interest expense	175	7,519	277	16,525
Other income, net	(95)	(1,744)	(114)	(415)
Total other expense	80	5,775	163	16,110
Income before income taxes	16,196	14,363	36,876	13,885
Benefit from (provision for) income taxes	720	(5,596)	(4,674)	(3,765)
Net income	$16,916	$8,767	$32,202	$10,120
Net income per share attributable to common stockholders:
Basic	$0.10	$0.06	$0.20	$0.07
Diluted	$0.10	$0.06	$0.20	$0.07
Weighted-average shares used in computing net income per share:
Basic	161,466,852	135,548,740	161,267,734	135,468,029
Diluted	165,452,865	136,159,449	165,094,740	136,214,530
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$16,916	$8,767	$32,202	$10,120
Other comprehensive income (loss):
Currency translation adjustment	1,361	(79)	349	(779)
Total comprehensive income	$18,277	$8,688	$32,551	$9,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2021	161,420,016	$161	$(3,621)	$1,755,387	$(65,226)	$1,767	$1,688,468
Stock-based compensation	—	—	—	11,511	—	—	11,511
Exercise of common stock options and vesting of restricted stock units	19,139	—	—	117	—	—	117
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net income	—	—	—	—	15,286	—	15,286
Balance at March 31, 2021	161,439,155	$161	$(3,621)	$1,767,015	$(49,940)	$755	$1,714,370
Stock-based compensation	—	—	—	12,241	—	—	12,241
Exercise of common stock options and vesting of restricted stock units	951,278	1	—	9,587	—	—	9,588
Other comprehensive loss	—	—	—	—	—	1,361	1,361
Net income	—	—	—	—	16,916	—	16,916
Balance at June 30, 2021	162,390,433	$162	$(3,621)	$1,788,843	$(33,024)	$2,116	$1,754,476

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2020	135,655,428	$136	$(3,621)	$1,083,082	$(87,724)	$430	$992,303
Stock-based compensation	—	—	—	1,914	—	—	1,914
Exercise of common stock options	255,438	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	1,353	—	1,353
Balance at March 31, 2020	135,910,866	$136	$(3,621)	$1,087,496	$(86,371)	$(270)	$997,370
Stock-based compensation	—	—	—	1,858	—	—	1,858
Other comprehensive loss	—	—	—	—	—	(79)	(79)
Net income	—	—	—	—	8,767	—	8,767
Balance at June 30, 2020	135,910,866	$136	$(3,621)	$1,089,354	$(77,604)	$(349)	$1,007,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$32,202	$10,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,389	12,846
Amortization of acquired intangible assets	12,857	11,154
Amortization of debt issuance costs	169	841
Reserve for inventory obsolescence	51	89
Non-cash operating lease expense	3,850	—
Stock-based compensation	23,752	3,772
Provision for bad debt	2,343	4,280
Deferred income taxes	3,570	2,771
Unrealized foreign exchange	(331)	551
Changes in operating assets and liabilities:
Accounts receivable	444	(1,155)
Inventory	(13,023)	(11,617)
Prepaid expenses and other current assets	(4,034)	(762)
Other assets	(11,381)	(2,759)
Accounts payable, accrued expenses and other	3,272	(4,520)
Deferred revenue	(2,033)	(1,636)
Net cash provided by operating activities	67,097	23,975
INVESTING ACTIVITIES
Purchase of property and equipment	(20,438)	(22,000)
Acquisition of business, net of cash acquired	(45,486)	—
Net cash used in investing activities	(65,924)	(22,000)
FINANCING ACTIVITIES
Proceeds from debt	—	32,100
Repayments of debt and capital leases	(46)	(3,029)
Capitalized transaction costs	(414)	(942)
Proceeds from stock option exercises	8,765	2,500
Net cash provided by financing activities	8,305	30,629
Effect of exchange rate changes on cash and cash equivalents	74	(676)
Net increase in cash and cash equivalents	9,552	31,928
Cash and cash equivalents and restricted cash, beginning of year	170,413	29,066
Cash and cash equivalents and restricted cash, end of period	$179,965	$60,994
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$178,605	$59,550
Restricted cash	$1,360	$1,444
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$1,150	$88
Cash paid for interest	$—	$15,704
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$708	$729
Unpaid initial public offering costs in total current liabilities	$—	$1,589
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATTO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Business

Description of Business
Datto Holding Corp. (“Datto Holding”) provides cloud-based software and security solutions purpose-built for delivery through the managed service provider (“MSP”) channel to small and medium businesses (“SMB”). Unless the context otherwise indicates or requires, references to “Datto”, “we,” “us,” “our” and “the Company” shall refer to Datto Holding and its wholly-owned subsidiaries as a combined entity.

The Company’s platform enables its MSP partners to serve the SMB information technology market and includes mission critical cloud-based software and technologies that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community. The Company typically has no contractual relationship with the SMBs and considers its MSP partners to be the customers. By selling through the MSP channel, the Company is able to cost-effectively scale the reach of the Company’s solutions and support the global requirements of SMBs without a direct-to-SMB sales and support model.

Initial Public Offering

On October 23, 2020, the Company completed an initial public offering (“IPO”) of its common stock. As part of the IPO, the Company issued and sold 22,000,000 shares of its common stock at a public offering price of $27.00 per share. The Company received proceeds of approximately $558.0 million from the IPO, after deducting the underwriting discount. In addition, on November 3, 2020, the underwriters exercised in full their option to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in proceeds of approximately $83.6 million, after deducting the underwriting discount.

The Company utilized the IPO proceeds to repay the outstanding principal balances under the 2019 Credit Agreement of $590.2 million, to pay $5.3 million of IPO offering costs, and to pay $1.2 million in debt issuance costs under the 2020 Credit Agreement. Upon entering the 2020 Credit Agreement in October 2020, the 2019 Credit Agreement was terminated.

As of June 30, 2021, funds controlled by Vista Equity Partners (“Vista”) owned approximately 70.2% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange (“NYSE”) corporate governance rules. Sales to and purchases from and balances due to or from Vista and it's portfolio companies as of and for the three and six months ended June 30, 2021 and 2020 were immaterial.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

On June 30, 2021, the last day of the Company’s second fiscal quarter in 2021, the market value of the Company’s common equity held by non-affiliates exceeded $700 million. Accordingly, the Company will no longer qualify as an EGC, rather, it will be deemed a large accelerated filer as of December 31, 2021. Accordingly, the Company will no longer have the ability to take advantage of the extended transition period to comply with new or revised accounting standards.

2.Significant Accounting Policies

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 11, 2021 (the “Annual Report”).

There continue to be many uncertainties regarding the ongoing coronavirus 2019 (“COVID-19”) pandemic, and the Company continues to monitor the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and the operations of its MSP partners and their SMB customers in the future, including as a result of travel restrictions and/or business shutdowns. The governments of many of the countries in which the Company operates have eased the earlier measures to control the spread of COVID-19. However, it is not possible at this time to estimate the impact that COVID-19 will continue to have on worldwide economic activity, the Company’s business, and the additional measures that may be taken by governments, businesses and other organizations in response to COVID-19 that could affect our business. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Basis of Presentation and Principles of Consolidation

Datto Holding owns 100% of Merritt Holdco, Inc. (“Merritt Holdco”), which owns 100% of Datto, Inc., the Company’s primary operating company. Datto Holding has no operations or significant assets or liabilities other than its investment in Merritt Holdco. Accordingly, Datto Holding is dependent upon distributions from Merritt Holdco to fund any activity, including the payment of dividends. All obligations under Datto’s 2020 Credit Agreement, as defined in Note 9. Debt, are guaranteed by Merritt Holdco and certain direct and indirect subsidiaries of Datto, Inc. The condensed consolidated financial statements include the accounts of Datto Holding and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, contract balances, contract acquisition costs, allowances for doubtful accounts, reserves for inventory obsolescence, useful lives and recoverability of long-lived assets, the incremental borrowing rate for operating leases, determining the fair value of assets acquired and liabilities assumed in business combinations, income taxes, stock-based compensation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the uncertainty surrounding rapidly changing market and economic conditions from the COVID-19 pandemic. Actual results could materially differ from these estimates. With the exception of the adoption of the lease standard discussed below, there have been no material changes to the Company’s significant accounting policies.
Foreign Currency Translation

The Company’s reporting currency is the U.S. Dollar. The functional currency of the Company's foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. Dollars at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenue, expenses, gains and losses are translated using average exchange rates for the reporting period. Resulting foreign currency translation adjustments are recorded directly within accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations. Transaction gains and losses were immaterial for the six months ended June 30, 2021 and 2020.

Cash and Cash Equivalents and Restricted Cash

Cash is stated at fair value. As of June 30, 2021 and December 31, 2020, the U.S. dollar value of cash and restricted cash denominated in foreign currencies was $37.2 million and $28.1 million, respectively, and these balances were comprised principally of Canadian Dollars, Euros, Australian Dollars and British Pounds.
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or earlier. The Company did not hold any cash equivalents as of June 30, 2021 or December 31, 2020.
Restricted cash primarily includes amounts held by banks as security related to lease arrangements for office space.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of an estimated allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based upon an analysis of past credit history and the current financial condition of the Company's partners, as well as the consideration of expected trends based upon characteristics of the accounts receivable and general economic conditions. The Company also considers other specific operational factors which may impact the Company's ability to collect past due amounts, including the impact of COVID-19. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following table summarizes the activity of the allowance for doubtful accounts (in thousands):.

Amount
Balance as of December 31, 2020	$5,485
Provision for bad debt	2,343
Net reductions and other	(1,300)
Balance as of June 30, 2021	$6,528
Unbilled accounts receivable are included in the accounts receivable balances and represent revenue earned, but the amount is not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of June 30, 2021 and December 31, 2020, unbilled accounts receivable was $2.1 million and $3.0 million, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments in order to obtain the right to use the asset over the lease term. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The Company elected to combine lease and non-lease components for its office and equipment leases. ROU assets are based on the measurement of the lease liability and also include any lease prepayments and any initial direct costs incurred, offset by tenant incentives received by the Company. For leases with an initial term of 12 months or less the Company does not recognize a ROU asset and corresponding lease liability. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.

Generally, the Company’s leases do not provide an implicit interest rate, and therefore the Company uses its incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments at the commencement date. The Company includes options to extend or terminate the lease in the determination of the ROU asset and corresponding lease liability when it is reasonably certain the Company will exercise the option.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASC 842”). ASC 842 amends a number of aspects of lease accounting under ASC Topic 840 — Leases (“ASC 840”), including requiring lessees to recognize almost all leases with a term greater than one year as an ROU asset and corresponding lease liability, measured at the present value of the lease payments. ASC 842 provides a number of optional practical expedients in transition. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective approach, and elected the practical expedients to i) not reassess its prior conclusions about lease identification under the new standard, ii) not reassess lease classification, and iii) not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

Upon adoption of ASC 842 the Company recognized operating lease assets of $35.8 million and operating lease liabilities of $46.3 million at January 1, 2021. Prior period amounts were not restated and are reported in accordance with ASC 840.

For a description of the Company’s leases, see Note 6. Leases.

Accounting Pronouncements Issued but Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard changes the impairment model for most financial assets, including trade receivables and financial instruments and will require the Company to use a forward-looking expected loss method, which may result in earlier recognition of allowances for losses and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost basis of financial assets. For public entities, the standard is currently effective. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, with the initial application of ASC 326 beginning on January 1, 2021. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related i) to the approach for intraperiod tax allocation, ii) the methodology for calculating income taxes in an interim period and iii) the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The standard is currently effective for publicly traded companies. As the Company will cease to be an EGC as of December 31, 2021, the Company will adopt the standard on December 31, 2021, with the initial application of the standard beginning on January 1, 2021. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

3.Revenue Recognition
Disaggregation of Revenue

The following table disaggregates revenue by service and timing of recognition (in thousands):

	Three Months Ended June 30, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$9,025	$—	$—	$9,025
Recognized over time	—	834	141,743	142,577
Total	$9,025	$834	$141,743	$151,602

	Three Months Ended June 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$6,053	$—	$—	$6,053
Recognized over time	—	810	117,600	118,410
Total	$6,053	$810	$117,600	$124,463

	Six Months Ended June 30, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$17,410	$—	$—	$17,410
Recognized over time	—	1,768	277,333	279,101
Total	$17,410	$1,768	$277,333	$296,511

	Six Months Ended June 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$14,134	$—	$—	$14,134
Recognized over time	—	1,397	233,595	234,992
Total	$14,134	$1,397	$233,595	$249,126

The following table summarizes sales to customers by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$105,577	$91,486	$207,619	$183,022
International	46,025	32,977	88,892	66,104
Total	$151,602	$124,463	$296,511	$249,126

Revenue by geography is determined by the billing address for the customer.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, generally for device sales or contracts which contain free subscription periods pursuant to its revenue recognition policy, for contracts that have not yet been fully invoiced to customers where there is a remaining performance obligation. Contract assets relate to contractual arrangements which contain both a subscription and a device, a free subscription period or a professional service performance obligation. Amounts are recorded as a current asset or a non-current asset based on the amounts anticipated to be billed within one year of the balance sheet date. Current contract assets of $9.5 million and $7.7 million were included in prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020, respectively. Non-current contract assets of $9.2 million and $7.9 million were included in other assets as of June 30, 2021 and December 31, 2020, respectively.

Contract liabilities consist of customer payments in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent on the condensed consolidated balance sheets. Deferred revenue as of June 30, 2021 and December 31, 2020, was $25.3 million (of which $3.0 million was classified as non-current) and $27.1 million (of which $3.3 million was classified as non-current), respectively.

Contract Acquisition Costs

The Company capitalizes commission expenses paid to internal sales personnel for obtaining customer contracts, using a portfolio approach. Contract acquisition costs are included in other assets on the condensed consolidated balance sheets. Contract acquisition costs as of June 30, 2021 and December 31, 2020 were $55.9 million and $48.2 million, respectively.

Remaining Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2021 were approximately $341.0 million, of which greater than 50% is anticipated to be recognized in the next twelve months, with substantially all revenue related to performance obligations to be recognized within thirty-six months. The amount excludes month-to-month contracts.

4.Inventory
Inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Components	$17,678	$8,914
Work in progress	2,948	580
Finished goods	6,147	4,317
Total inventory	$26,773	$13,811

5.Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Life (in Years)			June 30, 2021	December 31, 2020
Servers	3	-	5	$110,892	$96,048
Leasehold improvements	(a)			31,229	32,455
Computer equipment	3	-	5	15,434	14,977
Internally developed software	3			11,010	7,811
Furniture and fixtures	5			5,795	6,305
Purchased software	3			1,031	999
Vehicles	5			136	103
Total property and equipment				175,527	158,698
Less: accumulated depreciation and amortization				(77,878)	(66,822)
Total property and equipment, net				$97,649	$91,876
(a) The shorter of the remaining lease term or useful life.
The Company capitalized $3.2 million and $1.2 million of internally developed software costs during the six months ended June 30, 2021 and 2020, respectively.

Depreciation expense included in cost of revenue and operating expenses was $5.9 million and $2.0 million, respectively, for the three months ended June 30, 2021, and $4.1 million and $2.5 million, respectively, for the three months ended June 30, 2020.
Depreciation expense included in cost of revenue and operating expenses was $11.2 million and $4.2 million, respectively, for the six months ended June 30, 2021, and $7.9 million and $5.0 million, respectively, for the six months ended June 30, 2020.

6.Leases

The Company enters into operating leases from time to time, primarily for office space and co-located data centers. The Company’s leases have remaining lease terms which vary, up to approximately 9 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include options at the election of the Company to renew or extend the leases. The periods associated with these options to renew or extend have not been included in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal options.

For the three months ended June 30, 2021 and 2020, the Company recorded $2.3 million and $2.4 million, respectively, of operating lease costs in the condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the Company recorded $4.7 million and $4.9 million, respectively, of operating lease costs in the condensed consolidated statements of operations. Variable lease costs, which are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance, were $0.6 million and $1.2 million, for the three and six months ended June 30, 2021, respectively. Variable lease costs are not included in the measurement of the Company's ROU assets and lease liabilities.

Cash paid for amounts related to operating lease liabilities for the six months ended June 30, 2021 was $5.2 million.

The following represents the Company's future minimum payments under non-cancelable operating leases as of June 30, 2021 for each of the next five years and thereafter (in thousands):

Remaining 2021	$5,039
2022	9,680
2023	9,918
2024	8,978
2025	5,398
Thereafter	6,727
Total future undiscounted lease payments	$45,740
Less imputed interest	3,927
Total reported lease liability	$41,813

The weighted average remaining lease term and discount rate as of June 30, 2021 were 5.1 years and 3.3%, respectively. As of June 30, 2021, the Company recorded operating lease assets of $31.9 million, and lease liabilities of $8.7 million and $33.1 million in accrued expenses and other current liabilities and operating lease liabilities, noncurrent, respectively, within the condensed consolidated balance sheets.

7.Acquisitions
In March 2021, the Company acquired BitDam Ltd., an Israel-based cyber threat detection company (“BitDam”). The business combination was accounted for under the acquisition method of accounting. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. As of June 30, 2021, the Company has performed a preliminary valuation of the assets acquired and liabilities assumed, including the fair value of acquired intangible assets. The preliminary valuation is subject to adjustment as the Company finalizes the allocation during the measurement period. The preliminary allocation of the purchase consideration is as follows (in thousands):

Acquisition of BitDam
Assets acquired
Other current and noncurrent assets	$63
Property and equipment	49
Finite lived intangible assets	27,400
Goodwill	23,155
Total assets acquired	$50,667
Other current and noncurrent liabilities	879
Deferred tax liabilities	4,302
Total liabilities assumed	$5,181
Purchase consideration, net of cash acquired	$45,486

The finite lived intangible assets consist of acquired developed technology with an estimated life of 5 years. The Company has recorded $1.4 million of amortization expense within cost of revenue for the six month period ended June 30, 2021 related to this asset.
General and administrative expense within the condensed consolidated statements of operations includes $0.9 million of costs incurred in relation to the BitDam acquisition in the six months ended June 30, 2021.

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

9.Debt
On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), and certain of its direct and indirect wholly-owned subsidiaries of Datto (the “Guarantors,” and, together with the Borrower, the “Loan Parties”), entered into a new credit agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the "2020 Credit Agreement"). The 2020 Credit Agreement is guaranteed by the “Guarantors” and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets, subject to customary exceptions, as defined in the 2020 Credit Agreement.

The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Borrower to request term loan facilities. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement, and are scheduled to mature on October 23, 2025. The 2020 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. At June 30, 2021, the Company was in compliance with all applicable covenants.

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

As of June 30, 2021 and December 31, 2020, the 2020 Credit Agreement was undrawn, with the exception of $1.9 million of outstanding letters of credit.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.1 million and $0.4 million as interest expense during the three months ended June 30, 2021 and 2020, respectively.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.2 million and $0.8 million as interest expense during the six months ended June 30, 2021 and 2020, respectively.

Until October 2020, the Company was party to the 2019 Credit Agreement, which provided for a $550.0 million term loan facility and a $50.0 million revolving credit facility. In connection with the IPO and entering into the 2020 Credit Agreement, the 2019 Credit Agreement was terminated.

10.Stock-Based Compensation

The Company may have equity awards outstanding under various plans, as described below.

Datto 2021 Employee Stock Purchase Plan

In May 2021 shareholders approved the Datto Holding Corp. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP contains a component intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “423 Component”) and a component primarily related to purchases by international employees. The ESPP provides all eligible Datto employees the opportunity to contribute up to 15% of their base earnings and other eligible compensation to purchase shares of Datto common stock. A participant can purchase a maximum of 1,000 shares of Datto common stock per biannual offering period, although participants in the 423 Component cannot purchase shares that would accrue at a rate which exceeds $25,000 of fair market value of Datto common stock (determined at the time of the grant) for each calendar year. The purchase price is equal to 85% of the fair market value of Datto common stock on the first or last day of the offering period, whichever is lower. There are 3,221,541 shares available for issuance under the ESPP, although none were outstanding at June 30, 2021. The pool of shares available for issuance under the ESPP is subject to an annual increase on the first day of each year beginning on January 1, 2022 and annually thereafter ending in 2031 equal to the lesser of (i) 1% of all classes of the Company’s shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares as may be determined by the Board; provided, however, no more than 16,000,000 shares may be issued in total under the 423 Component.

Datto 2020 Omnibus Incentive Plan

In conjunction with the IPO, in October 2020, the Board adopted the Datto Holding Corp. Omnibus Incentive Plan (the “2020 Plan”) in order to align the interests of the participants with the interests of the Company's stockholders. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards to employees, consultants, and members of the Board. Authorized shares under the 2020 Plan automatically increase each January 1st by 5% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. See below for a reconciliation of shares of the Company’s common stock reserved for issuance under the 2020 Plan. Under the 2020 Plan, 1,781,277 RSUs and 80,000 stock options were outstanding as of June 30, 2021.

2017 Stock Option Plan

In December 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), as amended, which provides for grants of stock options to employees, directors, officers, and consultants. As of June 30, 2021, 8,081,314 stock options were outstanding under the 2017 Plan. No additional awards may be issued under the 2017 Plan.

Other Equity Plans

The Company also has outstanding options which were issued under the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”). As of June 30, 2021, 326,945 fully-vested stock options were outstanding under the Autotask Plan. No additional awards may be issued under the Autotask Plan. In addition, the Company has two other plans, which were adopted in relation to grants to independent members of the Board, prior to the adoption of the 2020 Plan. As of June 30, 2021, 23,438 RSUs were outstanding and no additional awards may be issued under these plans.

Stock Options

The following table summarizes stock option activity related to all plans during the six months ended June 30, 2021 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	9,555,082	$10.49	7.5	$157,800
Options granted	80,000	$25.50
Options exercised	(962,563)	$9.98
Options forfeited & expired	(184,260)	$11.13
Options outstanding at June 30, 2021	8,488,259	$10.67	7.5	$145,738
Options vested and exercisable at June 30, 2021	4,712,800	$9.99	7.1	$84,108

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $15.6 million and $1.2 million, respectively.

The weighted average fair value of options granted to purchase common stock during the six months ended June 30, 2021 was $11.60.

As of June 30, 2021, unrecognized compensation expense related to outstanding stock options was $33.9 million, which is expected to be recognized over the remaining weighted average term of 1.9 years.

Restricted Stock Units

The following table summarizes RSU activity under all plans during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	696,338	$26.73
RSUs granted	1,151,559	$25.08
RSUs vested	(12,157)	$26.70
RSUs forfeited	(31,075)	$26.19
RSUs outstanding at June 30, 2021	1,804,665	$25.70

As of June 30, 2021, unrecognized compensation expense related to outstanding RSUs was $38.9 million, which is expected to be recognized over the remaining weighted average term of 3.2 years.

Shares Available for Future Grants

The following table summarizes the shares available for future grants under the 2020 Plan:

Shares Available for Future Grant
Balance at December 31, 2020	20,195,974
Annual authorization increase	8,071,001
Options and RSUs granted	(1,231,559)
Options and RSUs forfeited or expired	31,959
Balance at June 30, 2021	27,067,375

Stock-Based Compensation Expense
Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue—subscription	$885	$21	$2,113	$41
Cost of revenue—device	45	—	107	—
Cost of revenue—professional services and other	63	—	166	—
Sales and marketing	1,842	635	4,137	1,279
Research and development	7,058	311	11,932	621
General and administrative	2,348	891	5,297	1,831
Total stock-based compensation expense	$12,241	$1,858	$23,752	$3,772

The table reflects stock-based compensation expense based upon the functional role of the holder. Stock-based compensation expense for awards with only a time-based vesting condition was recorded in all periods presented. During the three and six months ended June 30, 2020, the Company also had awards which contained both a time-based and a performance-based vesting condition, which was the closing of an IPO. Stock-based compensation for these awards commenced during the fourth quarter of 2020 as a result of the Company's IPO ("IPO Contingent Options"). Additionally, in 2021 the Company issued restricted stock units with performance-based vesting conditions in relation to the acquisition of BitDam, for which stock-based compensation expense was recorded based on the expected achievement of the performance targets.

11.Income Taxes
The Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $5.6 million for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 was (4.4%), driven by the favorable impact of a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years, the favorable impact of an amendment to the 2018 federal tax return as a result of clarification of certain tax guidance, and the tax benefit of employee stock option exercises. The Company incurred a provision for income taxes of $4.7 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 was 12.7%, reflecting the impacts discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$16,916	$8,767	$32,202	$10,120
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders
Basic	161,466,852	135,548,740	161,267,734	135,468,029
Total dilutive effect of outstanding equity awards	3,986,013	610,709	3,827,006	746,501
Diluted	165,452,865	136,159,449	165,094,740	136,214,530
Net income per share attributable to common stockholders
Basic	$0.10	$0.06	$0.20	$0.07
Diluted	$0.10	$0.06	$0.20	$0.07

For the three and six month periods ended June 30, 2021 there were 59,121 and 57,737, respectively, of weighted-average outstanding options to purchase shares excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive. For the three and six month periods ended June 30, 2020 there were 3,720,427 and 2,794,880, respectively, of weighted-average outstanding options to purchase shares excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive.

13.Restructuring

In response to the COVID-19 pandemic, the Company undertook various measures during the second quarter of 2020 to mitigate the risk of potential reductions in revenue and delays or reductions in payments from the Company's customers. The measures included a focus on the Company's cost structure to match expenditures to its revised forecasts of revenue and cash generation activities at that time. As a result of these actions, the Company incurred approximately $3.8 million for restructuring activities in the second quarter of 2020, primarily related to severance for a reduction in workforce, including $0.6 million in cost of revenue and $3.2 million in operating expenses, all of which was paid as of December 31, 2020.

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
•our ability to effectively compete;
•fluctuations in our operating results;
•our ability to sustain cash flows and profitability;
•our ability to attract new managed service provider (“MSP”) partners;
•our ability to sell additional products and subscriptions to our MSP partners;
•the recognition of revenue from our subscription offerings;
•the strength of the small and medium businesses (“SMB”) information technology (“IT”) market;
•our ability to manage the ongoing growth of our business;
•the risks associated with our current and future international operations;
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
•the impact of tax consequences related to our domestic and international operations;
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
•our ability to comply with the other government laws and regulations applicable to our business; and

•other factors disclosed in the section entitled “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 11, 2021.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 11, 2021. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
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
Overview

Datto is the leading provider of cloud-based software and security solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. We enable our over 17,800 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform combines mission-critical cloud-based software and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

MSPs represent the future of IT management for SMBs. Digital transformation is driving SMB adoption of modern software and technology, while regulatory and data protection requirements and proliferating security threats are increasing the complexity and risk of IT for SMBs. These trends have created an inflection point in SMB outsourcing to MSPs for IT management. MSPs are equipped with the IT resources and expertise SMBs lack, providing a single source to meet all of an SMB’s IT needs. MSPs are trusted to select, procure, implement and manage software and technology stacks that support their SMB customers’ business and security needs. The number of MSPs continues to grow, with approximately 125,000 MSPs providing this critical function to millions of SMBs worldwide.

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

We generate substantially all our revenue from the sale of subscriptions to our cloud-based software and security solutions and recognize revenue ratably over the subscription term. These contracts typically begin with a 1-year or 3-year term and auto-renew on a monthly or annual basis thereafter. For certain offerings, we enable our ongoing subscription services with an up-front sale of equipment or professional services, for which we recognize revenue at the time of delivery and performance. The majority of our partners pay on a monthly basis, regardless of term length, with some opting to make quarterly, annual or multi-year prepayments.

As of June 30, 2021, our annual run-rate revenue, or ARR, was $597.9 million, and our revenue for the three months ended June 30, 2021 was $151.6 million, of which approximately 93% was recurring subscription revenue. For the three months ended June 30, 2021, our net income was $16.9 million and our Adjusted EBITDA was $44.9 million. Our revenue for the six months ended June 30, 2021 was $296.5 million, of which approximately 94% was recurring subscription revenue. For the six months ended June 30, 2021, our net income was $32.2 million and our Adjusted EBITDA was $91.8 million.

As of June 30, 2020, our ARR was $506.8 million and our revenue for the three months ended June 30, 2020, was $124.5 million, of which approximately 94% was recurring subscription revenue. For the three months ended June 30, 2020, our net income was $8.8 million and our Adjusted EBITDA was $38.9 million. Our revenue for the six months ended June 30, 2020, was $249.1 million, of which approximately 94% was recurring subscription revenue. For the six months ended June 30, 2020, our net income was $10.1 million and our Adjusted EBITDA was $63.9 million.

Refer to our discussion of ARR in Key Performance Metrics and Adjusted EBITDA in Non-GAAP Financial Measures.

Impact of COVID-19

While we have not incurred significant disruptions from the COVID-19 pandemic, there is still uncertainty relating to the extent of the impact of the pandemic on our business because of numerous global factors, including but not limited to, the severity of the disease, the duration of the pandemic, the reoccurrence or emergence of variants of the virus, the effectiveness and speed of vaccinations, actions taken by government authorities, the impact on our customers and suppliers, and other factors. Specifically, we may experience impacts from customers deferring purchasing and activation decisions, reducing expenses and requesting extended payment terms or relief from payments.
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

Key Performance Metrics

In addition to our financial information presented in accordance with generally accepted accounting principles in the United States, or GAAP, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make operating and strategic decisions.

MSP Partners

The number of MSP partners represents the number of MSPs with active subscriptions as of the end of a period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of June 30, 2021, we had approximately 17,800 MSP partners, a net increase of approximately 800 since December 31, 2020. Net changes in the number of our MSP partners are a result of the total new partners added during a period, largely based on our sales and marketing efforts, and the churn or reduction of existing partners during the period, which can be affected by the broader economic environment and factors such as the effects of COVID-19 on our partners' SMB end customers. As a result of our land-and-expand model, our reported revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.

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

The table below sets forth our ARR as of June 30, 2021 and 2020:

	As of June 30, 2021	As of June 30, 2020	$ Change	% Change
	(dollars in millions)
ARR	$597.9	$506.8	$91.1	18.0%

Components of Results of Operations

Revenue

We generate revenue primarily from fees received for subscriptions to our products and services, and also from the sale of BCDR and Networking devices and professional services associated with our Business Management offerings.

Subscription. We derive revenue primarily from cloud-based software and security solutions sold on a recurring subscription basis. Subscription revenue is recognized ratably over the subscription term after all revenue recognition criteria have been met. We generally invoice subscription agreements monthly over the subscription period. Subscription revenue for our Unified Continuity and Networking solutions grows as the end-customers, managed by our MSP partners, add new subscription products, upgrade the service tier of their existing subscription products or increase the usage of their subscription products. Revenue from our Business Management solutions increases with the addition of employees of our MSP partners who require seat licenses, the proliferation of end-user devices managed by those MSPs and the expansion of products used by those MSPs to manage their SMB customers’ IT infrastructures.

Device. Our device revenue is derived from the sale of devices in conjunction with subscription solutions. Device revenue includes the sale of BCDR and Networking devices which enable us to deliver our BCDR and Networking services to our MSP partners under a recurring subscription model. Revenue from devices in our Unified Continuity solution primarily consists of the sale of our proprietary data storage devices. Revenue from devices in our Networking solution primarily consists of the sale of wireless access points, switches and edge routers. We recognize revenue at a point in time when control of the device has transferred to the MSP. Revenue from devices does not contribute significantly to overall revenue related to our Unified Continuity solutions.

Professional services and other. We derive revenue from professional services associated with our Business Management offerings. These implementation and consulting services include configuration, database merging and data migration. Our professional services are generally priced on a time and materials basis and invoiced monthly, with revenue recognized as the services are performed, and we frequently discount our services to drive adoption of our business management offerings.

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

General and administrative

General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and costs for facilities. Following the completion of our initial public offering ("IPO") we began incurring additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services expenses, and increased stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization expenses in operating expenses consist of amortization of tradenames and partner relationship intangibles as well as depreciation of other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment as well as amortization of internally developed software.

Other expense

Interest expense

Interest expense consists of interest payments on outstanding borrowings under our credit facilities, as well as commitment fees under our credit facilities and the amortization of debt issuance costs. In conjunction with our IPO in October 2020, we repaid all amounts outstanding under our 2019 Credit Agreement. In October 2020, Datto, Inc. and certain direct and indirect wholly-owned subsidiaries of Datto, entered into a new credit agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “2020 Credit Agreement”), which provides a $200.0 million revolving credit facility. No amounts have been drawn under the 2020 Credit Agreement. See “Liquidity and Capital Resources—Credit Facilities” for additional details.

Other (income) expense

Other (income) expense primarily consists of the net exchange (gains) or losses on foreign currency transactions and (gains) or losses on the disposal of assets.
Benefit from (provision for) income taxes

Benefit from (provision for) income taxes consists primarily of income tax expense related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Stock-Based Compensation

Stock-based compensation expense is recorded based upon the functional role of the holder. Stock-based compensation expense for awards which contained only a time-based vesting condition was recorded in all periods presented. Stock-based compensation expense for awards which contained both a time-based and a performance-based vesting condition, which was the closing of an IPO, commenced during the fourth quarter of 2020 as a result of our IPO. Additionally, in 2021 the Company issued restricted stock units with performance-based vesting conditions in relation to the acquisition of BitDam, for which stock-based compensation expense was recorded based on the expected achievement of the performance targets.

Condensed Consolidated Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$141,743	$117,600	$277,333	$233,595
Device	9,025	6,053	17,410	14,134
Professional services and other	834	810	1,768	1,397
Total revenue	151,602	124,463	296,511	249,126
Cost of revenue:
Subscription (1)	21,638	20,105	42,568	41,871
Device (1)	11,124	7,258	20,622	16,375
Professional services and other (1)	1,549	1,529	3,051	3,067
Depreciation and amortization	8,598	5,226	15,223	10,220
Total cost of revenue	42,909	34,118	81,464	71,533
Gross profit	108,693	90,345	215,047	177,593
Operating expenses:
Sales and marketing (1)	32,135	27,162	64,061	59,119
Research and development (1)	27,344	16,010	49,818	32,743
General and administrative (1)	26,485	20,172	51,106	41,956
Depreciation and amortization	6,453	6,863	13,023	13,780
Total operating expenses	92,417	70,207	178,008	147,598
Income from operations	16,276	20,138	37,039	29,995
Other expense:
Interest expense	175	7,519	277	16,525
Other income, net	(95)	(1,744)	(114)	(415)
Total other expense	80	5,775	163	16,110
Income before income taxes	16,196	14,363	36,876	13,885
Benefit from (provision for) income taxes	720	(5,596)	(4,674)	(3,765)
Net income	$16,916	$8,767	$32,202	$10,120

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue—subscription	$885	$21	$2,113	$41
Cost of revenue—device	45	—	107	—
Cost of revenue—professional services and other	63	—	166	—
Sales and marketing	1,842	635	4,137	1,279
Research and development	7,058	311	11,932	621
General and administrative	2,348	891	5,297	1,831
Total	$12,241	$1,858	$23,752	$3,772

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot as a result of rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	93.5%	94.5%	93.5%	93.8%
Device	6.0%	4.9%	5.9%	5.7%
Professional services and other	0.6%	0.7%	0.6%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Subscription	14.3%	16.2%	14.4%	16.8%
Device	7.3%	5.8%	7.0%	6.6%
Professional services and other	1.0%	1.2%	1.0%	1.2%
Depreciation and amortization	5.7%	4.2%	5.1%	4.1%
Total cost of revenue	28.3%	27.4%	27.5%	28.7%
Gross profit	71.7%	72.6%	72.5%	71.3%
Operating expenses:
Sales and marketing	21.2%	21.8%	21.6%	23.7%
Research and development	18.0%	12.9%	16.8%	13.1%
General and administrative	17.5%	16.2%	17.2%	16.8%
Depreciation and amortization	4.3%	5.5%	4.4%	5.5%
Total operating expenses	61.0%	56.4%	60.0%	59.2%
Income from operations	10.7%	16.2%	12.5%	12.0%
Other expense:
Interest expense	0.1%	6.0%	0.1%	6.6%
Other income, net	(0.1)%	(1.4)%	—%	(0.2)%
Total other expense	0.1%	4.6%	0.1%	6.5%
Income before income taxes	10.7%	11.5%	12.4%	5.6%
Benefit from (provision for) income taxes	0.5%	(4.5)%	(1.6)%	(1.5)%
Net income	11.2%	7.0%	10.9%	4.1%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenue:
Subscription	$141,743	$117,600	$24,143	20.5%	$277,333	$233,595	$43,738	18.7%
Device	9,025	6,053	2,972	49.1%	17,410	14,134	3,276	23.2%
Professional services and other	834	810	24	3.0%	1,768	1,397	371	26.6%
Total revenue	$151,602	$124,463	$27,139	21.8%	$296,511	$249,126	$47,385	19.0%

Subscription

Subscription revenue increased $24.1 million, or 20.5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, including a benefit from favorable foreign exchange rates of approximately 4%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in our Business Management and Networking offerings. Recurring subscription revenue accounted for 93.5% of total revenue for the three months ended June 30, 2021 compared to 94.5% for the three months ended June 30, 2020.

Subscription revenue increased $43.7 million, or 18.7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, including a benefit from favorable foreign exchange rates of approximately 3%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in Business Management and Networking offerings. Recurring subscription revenue accounted for 93.5% of total revenue for the six months ended June 30, 2021 compared to 93.8% for the six months ended June 30, 2020.

Device

Device revenue increased $3.0 million, or 49.1%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Device revenue increased $3.3 million, or 23.2%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Professional services and other

Professional services and other revenue was flat when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020.

Professional services and other revenue increased $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Subscription	$21,638	$20,105	$1,533	7.6%	$42,568	$41,871	$697	1.7%
Device	11,124	7,258	3,866	53.3%	20,622	16,375	4,247	25.9%
Professional services and other	1,549	1,529	20	1.3%	3,051	3,067	(16)	(0.5)%
Depreciation and amortization	8,598	5,226	3,372	64.5%	15,223	10,220	5,003	49.0%
Total cost of revenue	$42,909	$34,118	$8,791	25.8%	$81,464	$71,533	$9,931	13.9%

Subscription

Subscription cost of revenue for the three months ended June 30, 2021 increased $1.5 million, or 7.6%, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase in personnel costs to support the growth in revenue and an increase in stock-based compensation expense of $0.9 million for the three months ended June 30, 2021.

Subscription cost of revenue for the six months ended June 30, 2021 increased $0.7 million, or 1.7%, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase in stock-based compensation expense of $2.1 million and an increase in personnel costs to support the growth in revenue for the six months ended June 30, 2021, partially offset by increased efficiencies in the costs to provide our Unified Continuity solutions.

During the three and six months ended June 30, 2020, we recorded $0.5 million of restructuring costs related to our reduction in workforce in subscription cost of revenue.

Device

Device cost of revenue increased $3.9 million, or 53.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by the 49.1% increase in device revenue.

Device cost of revenue increased $4.2 million, or 25.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by the 23.2% increase in device revenue, and the impact of stock-based compensation expense of $0.1 million for the six months ended June 30, 2021.

Professional services and other

Professional services and other cost of revenue was flat when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020. The three months ended June 30, 2021 included stock-based compensation expense of $0.1 million.

Professional services and other cost of revenue was flat when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020. The six months ended June 30, 2021 included stock-based compensation expense of $0.2 million.

During the three and six months ended June 30, 2020, we recorded $0.1 million of restructuring costs related to our reduction in workforce in professional services and other cost of revenue.

Depreciation and amortization

Depreciation and amortization expense in cost of revenue increased $3.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased $5.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increases were attributable to ongoing capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions and the increase in amortization of acquired intangible assets as a result of recent acquisitions.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Gross profit:
Subscription	$120,105	$97,495	$22,610	23.2%	$234,765	$191,724	$43,041	22.4%
Device	(2,099)	(1,205)	(894)	74.2%	(3,212)	(2,241)	(971)	43.3%
Professional services and other	(715)	(719)	4	(0.6)%	(1,283)	(1,670)	387	(23.2)%
Depreciation and amortization	(8,598)	(5,226)	(3,372)	64.5%	(15,223)	(10,220)	(5,003)	49.0%
Total gross profit	$108,693	$90,345	$18,348	20.3%	$215,047	$177,593	$37,454	21.1%
Gross margin:
Subscription	84.7%	82.9%	183	bps	84.7%	82.1%	258	bps
Device	(23.3)%	(19.9)%	(335)	bps	(18.4)%	(15.9)%	(259)	bps
Professional services and other	(85.7)%	(88.8)%	303	bps	(72.6)%	(119.5)%	4,697	bps
Total gross margin	71.7%	72.6%	(89)	bps	72.5%	71.3%	124	bps

Gross profit increased $18.3 million, or 20.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by the increase in subscription gross profit, partially offset by the increase in depreciation and amortization. Gross margin decreased by 89 basis points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, because of higher depreciation and amortization expense primarily resulting from our ongoing investment in our Datto Cloud infrastructure and the amortization of acquired intangible assets from recent acquisitions, and an increase in stock-based compensation expense of $1.0 million. Subscription gross margin increased 183 basis points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of increased efficiencies in the costs to provide our Unified Continuity solutions, partly offset by higher personnel costs, including an increase in stock-based compensation expense of $0.9 million.

Gross profit increased $37.5 million, or 21.1%, and gross margin increased by 124 basis points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by the increase in subscription gross profit and margin. The increase was partially offset by higher depreciation and amortization expense, primarily as a result of our investment in our Datto Cloud infrastructure and the amortization of acquired intangible assets, and an increase in personnel costs, including an increase in stock-based compensation expense of $2.3 million. Subscription gross margin increased 258 basis points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of increased efficiencies in the costs to provide our Unified Continuity solutions, partially offset by an increase in personnel costs, including an increase in stock-based compensation expense of $2.1 million.

During the three and six months ended June 30, 2020, we recorded $0.6 million of restructuring costs related to our reduction in workforce, including $0.5 million in subscription cost of revenue and $0.1 million in professional services and other cost of revenue.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Sales and marketing	$32,135	$27,162	$4,973	18.3%	$64,061	$59,119	$4,942	8.4%
Research and development	27,344	16,010	11,334	70.8%	49,818	32,743	17,075	52.1%
General and administrative	26,485	20,172	6,313	31.3%	51,106	41,956	9,150	21.8%
Depreciation and amortization	6,453	6,863	(410)	(6.0)%	13,023	13,780	(757)	(5.5)%
Total operating expenses	$92,417	$70,207	$22,210	31.6%	$178,008	$147,598	$30,410	20.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
As a percentage of total revenue:
Sales and marketing	21.2%	21.8%	21.6%	23.7%
Research and development	18.0%	12.9%	16.8%	13.1%
General and administrative	17.5%	16.2%	17.2%	16.8%

Sales and marketing

Sales and marketing expense increased $5.0 million, or 18.3% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting increased personnel costs to support the growth in our business, including higher commission expense and increased stock-based compensation expense of $1.2 million. In addition, marketing and promotional costs increased during 2021, as we curtailed most programs in 2020 as a result of the COVID-19 pandemic. The increases were partially offset by lower restructuring costs. Sales and marketing expense included $1.8 million and $0.6 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively.

Sales and marketing expense increased $4.9 million, or 8.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, reflecting increased personnel costs to support the growth in our business, including higher commission expense and increased stock-based compensation expense of $2.9 million. Offsetting these increases were lower travel and events costs as we continued to hold the majority of our sales and marketing events virtually because of the ongoing COVID-19 pandemic and lower restructuring costs. Sales and marketing expense included $4.1 million and $1.3 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2020, we recorded $1.9 million of restructuring costs related to our reduction in workforce in sales and marketing expense.

Research and development

Research and development expense increased $11.3 million, or 70.8%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by increased personnel and associated costs, including an increase in stock-based compensation expense of $6.7 million. Research and development expense included $7.1 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively.

Research and development expense increased $17.1 million, or 52.1%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by increased personnel and associated costs, including an increase in stock-based compensation expense of $11.3 million. Research and development expense included $11.9 million and $0.6 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2020, we recorded $0.9 million of restructuring costs related to our reduction in workforce in research and development expense.

General and administrative

General and administrative expense increased $6.3 million, or 31.3%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven primarily by increased personnel costs, including an increase in stock-based compensation expense of $1.5 million, as well as increased public company costs, partially offset by a $2.4 million reduction in bad debt expense as a result of improved collections activity. General and administrative expense included $2.3 million and $0.9 million of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $0.9 million of transaction related and other expense for the three months ended June 30, 2021 and 2020, respectively.

General and administrative expense increased $9.2 million, or 21.8%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven primarily by increased personnel costs, including an increase in stock-based compensation expense of $3.5 million, as well as increased public company costs, partially offset by $1.9 million reduction in bad debt expense as a result of improved collections activity, and decreased travel and events costs resulting from the COVID-19 pandemic. General and administrative expense included $5.3 million and $1.8 million of stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively, and $2.8 million and $2.2 million of transaction related and other expense for the six months ended June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2020, we recorded $0.4 million of restructuring costs related to our reduction in workforce in general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense related to operating expenses decreased $0.4 million, or 6.0%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Amortization of intangible assets was $4.4 million in both the three months ended June 30, 2021 and 2020, and depreciation expense was $2.0 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively.

Depreciation and amortization expense related to operating expenses decreased $0.8 million, or 5.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Amortization of intangible assets was $8.8 million in both the six months ended June 30, 2021 and 2020, and depreciation expense was $4.2 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively.

Other Expenses and (Provision for) Benefit from Income Taxes

Interest expense

Interest expense decreased $7.3 million and $16.2 million, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 as a result of the repayment of all outstanding debt with the proceeds from our IPO in the fourth quarter of 2020. In conjunction with the IPO, we terminated our 2019 Credit Agreement and entered into the 2020 Credit Agreement. No amounts have been drawn under the 2020 Credit Agreement and we have no outstanding debt as of June 30, 2021.

Other expense (income), net

Other income, net decreased $1.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

Other income, net decreased $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

Benefit from (provision for) income taxes

We recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $5.6 million for the three months ended June 30, 2021 and 2020, respectively. We recorded a provision for income taxes of $4.7 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021 was (4.4%) and 12.7%, respectively, driven by the favorable impact of a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years, the favorable impact of an amendment to the 2018 federal tax return as a result of clarification of certain tax guidance, and the tax benefit from employee stock option exercises.

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
Non-GAAP Gross Profit
Non-GAAP Gross Profit is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to gross profit as determined in accordance with GAAP. We define Non-GAAP Gross Profit as gross profit, adjusted for amortization of acquired intangible assets, stock-based compensation expense, and restructuring expense. We use Non-GAAP Gross Profit to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe Non-GAAP Gross Profit is a useful measure to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the variability of stock-based compensation expense and amortization of acquired technology intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance, as well as restructuring expense, which is infrequent in nature. While the amortization expense of acquired technology intangible assets is excluded from Non-GAAP Gross Profit, the revenue related to acquired technology intangible assets is reflected in Non-GAAP Gross Profit as these assets contribute to our revenue generation. Non-GAAP Gross Profit has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Gross Profit should not be considered as a replacement for gross profit, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Our presentation of Non-GAAP Gross Profit should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Non-GAAP Gross Profit. Non-GAAP Gross Profit is not a presentation made in accordance with GAAP and the use of the term may vary from other companies.
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$108,693	$90,345	$215,047	$177,593
Amortization of acquired intangible assets	2,700	1,175	4,012	2,350
Stock-based compensation expense	993	21	2,386	41
Restructuring expense(1)	—	601	—	601
Non-GAAP Gross Profit	$112,386	$92,142	$221,445	$180,585
(1) Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $0.6 million of restructuring expense was recorded within cost of revenue for the three and six months ended June 30, 2020.

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
A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Income from operations	$16,276	$20,138	$37,039	$29,995
Amortization of acquired intangible assets	7,123	5,577	12,857	11,154
Stock-based compensation expense	12,241	1,858	23,752	3,772
Restructuring expense(1)	—	3,850	—	3,850
Transaction related and other expense (2)	1,360	933	2,799	2,234
Non-GAAP Income from Operations	$37,000	$32,356	$76,447	$51,005

(1)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively, for the three and six months ended June 30, 2020.
(2)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and six months ended June 30, 2021 as well as costs incurred in the three and six months ended June 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.
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
A reconciliation of Non-GAAP Net Income to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$16,916	$8,767	$32,202	$10,120
(Benefit from) provision for income taxes	(720)	5,596	4,674	3,765
Income before income taxes	16,196	14,363	36,876	13,885
Amortization of acquired intangible assets	7,123	5,577	12,857	11,154
Stock-based compensation expense	12,241	1,858	23,752	3,772
Restructuring expense(1)	—	3,850	—	3,850
Transaction related and other expense (2)	1,360	933	2,799	2,234
Non-GAAP provision for income taxes (3)	(9,230)	(6,645)	(19,071)	(8,724)
Non-GAAP Net Income	$27,690	$19,936	$57,213	$26,171

(1)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively, for the three and six months ended June 30, 2020.
(2)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and six months ended June 30, 2021 as well as costs incurred in the three and six months ended June 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.
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
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$16,916	$8,767	$32,202	$10,120
Interest and other expense, net(1)	80	5,775	163	16,110
Depreciation and amortization	15,051	12,089	28,246	24,000
(Benefit from) provision for income taxes	(720)	5,596	4,674	3,765
Stock-based compensation expense	12,241	1,858	23,752	3,772
Restructuring expense(2)	—	3,850	—	3,850
Transaction related and other expense(3)	1,360	933	2,799	2,234
Adjusted EBITDA	$44,928	$38,868	$91,836	$63,851

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
(3)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and six months ended June 30, 2021 as well as costs incurred in the three and six months ended June 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.

Liquidity and Capital Resources

General

As of June 30, 2021, our principal source of liquidity was cash and cash equivalents and restricted cash totaling $180.0 million, $37.2 million of which was denominated in foreign currencies. In addition, as of June 30, 2021, we had no debt outstanding and $198.1 million of capacity under our 2020 Revolving Credit Facility, as defined below. We believe our existing cash and cash equivalents, cash provided by our ongoing operations and borrowing capacity under our 2020 Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

 Historically, as we invested in our organization and infrastructure to meet increasing demand for our products and services and to drive our rapid growth, we have financed our operations primarily through cash provided by our ongoing operations, debt financing and more recently our IPO. During 2020, in response to the spread of COVID-19 and its impacts on the world economy, we undertook various measures to improve our liquidity position and match our cost structure to our revenue and cash generation activities, and we continue to benefit from these measures. In addition, the COVID-19 pandemic continues to cause a reduction of marketing, event and travel costs, such as costs for our annual sales kick-off, which was held virtually in the first quarter of 2021. In the future we will continue to invest in our organization and infrastructure and expect to resume hosting our world-class partner events in-person as we grow and innovate along with our MSP partners.
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

The 2020 Revolving Credit Facility was undrawn as of June 30, 2021, with the exception of $1.9 million of capacity which was being used to backstop outstanding letters of credit.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$67,097	$23,975
Net cash used in investing activities	(65,924)	(22,000)
Net cash provided by financing activities	8,305	30,629

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $67.1 million, which resulted from net income of $32.2 million, adjusted for non-cash charges of $61.7 million and net cash outflow of $26.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $28.2 million, stock-based compensation expense of $23.8 million, non-cash operating lease expense of $3.9 million, deferred income tax expense of $3.6 million and provision for bad debt of $2.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $13.0 million, as we have increased purchases to guard against possible supply chain disruption, an increase in other assets of $11.4 million and an increase in prepaid expenses and other current assets of $4.0 million, partially offset by an increase in accounts payable, accrued expenses and other of $3.3 million resulting from the timing of payments.

For the six months ended June 30, 2020, net cash provided by operating activities was $24.0 million, which resulted from net income of $10.1 million, adjusted for non-cash charges of $36.3 million and net cash outflow of $22.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $24.0 million, provision for bad debt of $4.3 million, stock-based compensation expense of $3.8 million, and deferred income tax expense of $2.8 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $11.6 million, a decrease in accounts payable, accrued expenses and other of $4.5 million resulting from the timing of payments, and an increase in other assets of $2.8 million. During 2020 we elected to defer payment of our obligation for social security tax as provided in the CARES Act. The amount deferred as of June 30, 2020 was $2.3 million.

Investing Activities

Cash used in investing activities was $65.9 million during the six months ended June 30, 2021, including $45.5 million, net of cash acquired, for the acquisition of BitDam Ltd., and capital expenditures of $20.4 million, primarily related to our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners.

Cash used in investing activities was $22.0 million during the six months ended June 30, 2020, driven by our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth. In addition, we incurred expenditures for leasehold improvements and furniture and fixtures to expand and update certain offices and purchased computer equipment to support our workforce and made investments in the development of our cloud-based platforms to serve our partners.

Financing Activities

Cash provided by financing activities was $8.3 million during the six months ended June 30, 2021, reflecting the proceeds from stock option exercises of $8.8 million, partially offset by the payment of IPO transaction related costs.

Cash provided by financing activities was $30.6 million during the six months ended June 30, 2020, reflecting proceeds from our revolving credit facility of $32.1 million and proceeds from stock option exercises of $2.5 million, partially offset by repayment of debt and capital leases of $3.0 million.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of June 30, 2021.

JOBS Act

We currently qualify as an “emerging growth company” ("EGC") pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding shareholder advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

On June 30, 2021, the last day of our second fiscal quarter in 2021, the market value of our common equity held by non-affiliates exceeded $700 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2021, and will no longer qualify as an EGC with the ability to take advantage of the extended transition period to comply with new or revised accounting standards.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our revenues and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom and Europe, although we do have certain arrangements in which we invoice in a non-functional currency, based upon the location of the partner. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. In addition, we maintain cash balances in foreign currencies, which are also subject to foreign currency exchange risk. To date, we have not entered into any hedging arrangements or other derivative financial instruments with respect to foreign currency risk. During the six months ended June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk
At June 30, 2021, we had no outstanding borrowings under the 2020 Credit Agreement. To the extent we incur borrowings, our primary interest rate risk is from changes in the Prime Rate, the Federal Funds Effective Rate or LIBO Rate (and the LIBOR Successor Rate)-based interest rates. Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the SEC on March 11, 2021except that the risk factor entitled: “As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock” is hereby replaced and updated as follows:
As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, these internal controls may not be determined to be effective and our independent registered public accounting firm may issue an adverse report, all of which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Since our IPO, we have undertaken the costly and challenging work of compiling the documentation of systems and processes necessary to perform the evaluation of our compliance with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely manner. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the year ended December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose changes made in our internal control and procedures on a quarterly basis. In addition, as we will cease to qualify as an emerging growth company as of December 31, 2021, our independent registered public accounting firm will also be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as of the year ended December 31, 2021. If we are unable to remedy our existing material weakness or if other significant deficiencies or material weaknesses are discovered and our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating, it may issue a report that is adverse. Such adverse report may negatively affect investor confidence in us and, as a result, the value of our stock.

Additionally, the existence of any material weakness or significant deficiency in internal control over financial reporting, including our existing material weakness, would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the six months ended June 30, 2021.

(b)Use of Proceeds
None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.     EXHIBITS.

Exhibit No.	Description of Exhibit

10.1	Datto Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 26, 2021).

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

*	Indicates a management contract or compensatory plan or arrangement.

+
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2021.

Datto Holding Corp.

By:	/s/ John Abbot
Name:	John Abbot
Title:	Chief Financial Officer (Principal Financial Officer)