Form 10-Q
period 2021-09-30
DATTO HOLDING CORP.
filed 2021-11-10
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-39637
DATTO HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	81-3345706
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

101 Merritt 7
Norwalk	,	CT	06851
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 31, 2021, there were approximately 163,073,476 shares of the Registrant’s Common Stock outstanding (excluding treasury shares of 362,126).

OTHER AVAILABLE INFORMATION
Please note that in addition to filing our periodic and current reports, we may announce material business and financial information to our investors using filings we make with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and our investor relations website which can be found at www.investors.datto.com. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We use these media, including our website, to communicate with our stockholders and the public about our company. It is possible that the information that we make available through these media may be deemed to be material information. We therefore encourage investors and others interested in our company to review all such media.
The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as a reference.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DATTO HOLDING CORP.

DATTO HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$205,862	$168,877
Restricted cash	1,309	1,536
Accounts receivable, net	9,400	13,946
Inventory	31,739	13,811
Prepaid expenses and other current assets	33,640	28,316
Total current assets	281,950	226,486
Property and equipment, net	100,420	91,876
Operating lease assets	30,290	—
Goodwill	1,144,496	1,120,954
Intangible assets, net	295,264	287,395
Other assets	82,486	66,560
Total assets	$1,934,906	$1,793,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,549	$7,574
Accrued expenses and other current liabilities	47,538	39,461
Deferred revenue	21,634	23,763
Total current liabilities	81,721	70,798
Deferred revenue, noncurrent	3,108	3,322
Deferred income taxes	30,476	18,947
Operating lease liabilities, noncurrent	30,849	—
Other long-term liabilities	3,537	11,736
Total liabilities	149,691	104,803
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at September 30, 2021 and December 31, 2020; no shares issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 163,212,109 and 161,420,016 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (inclusive of treasury stock)	163	161
Additional paid-in capital	1,807,533	1,755,387
Treasury stock, at cost; 362,126 shares at September 30, 2021 and December 31, 2020	(3,621)	(3,621)
Accumulated deficit	(19,539)	(65,226)
Accumulated other comprehensive income	679	1,767
Total stockholders’ equity	1,785,215	1,688,468
Total liabilities and stockholders’ equity	$1,934,906	$1,793,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$146,764	$122,753	$424,097	$356,348
Device	10,242	6,964	27,652	21,098
Professional services and other	886	950	2,654	2,347
Total revenue	157,892	130,667	454,403	379,793
Cost of revenue:
Subscription	22,776	18,915	65,344	60,786
Device	12,930	10,089	33,552	26,464
Professional services and other	1,470	1,332	4,521	4,399
Depreciation and amortization	8,572	5,526	23,795	15,746
Total cost of revenue	45,748	35,862	127,212	107,395
Gross profit	112,144	94,805	327,191	272,398
Operating expenses:
Sales and marketing	35,173	24,709	99,234	83,828
Research and development	26,872	15,257	76,690	48,000
General and administrative	27,802	17,433	78,908	59,389
Depreciation and amortization	6,531	6,820	19,554	20,600
Total operating expenses	96,378	64,219	274,386	211,817
Income from operations	15,766	30,586	52,805	60,581
Other expense:
Interest expense	156	7,065	433	23,590
Other expense (income), net	338	(987)	224	(1,402)
Total other expense	494	6,078	657	22,188
Income before income taxes	15,272	24,508	52,148	38,393
Provision for income taxes	(1,787)	(4,962)	(6,461)	(8,727)
Net income	$13,485	$19,546	$45,687	$29,666
Net income per share attributable to common stockholders:
Basic	$0.08	$0.14	$0.28	$0.22
Diluted	$0.08	$0.14	$0.28	$0.22
Weighted-average shares used in computing net income per share:
Basic	162,424,260	135,553,097	161,657,479	135,496,696
Diluted	166,248,941	138,590,770	165,483,710	137,006,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,485	$19,546	$45,687	$29,666
Other comprehensive income (loss):
Currency translation adjustment	(1,437)	719	(1,088)	(60)
Total comprehensive income	$12,048	$20,265	$44,599	$29,606
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2021	161,420,016	$161	$(3,621)	$1,755,387	$(65,226)	$1,767	$1,688,468
Stock-based compensation	—	—	—	11,511	—	—	11,511
Shares issued upon exercise of stock options and vesting of restricted stock units	19,139	—	—	117	—	—	117
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net income	—	—	—	—	15,286	—	15,286
Balance at March 31, 2021	161,439,155	$161	$(3,621)	$1,767,015	$(49,940)	$755	$1,714,370
Stock-based compensation	—	—	—	12,241	—	—	12,241
Shares issued upon exercise of stock options and vesting of restricted stock units	951,278	1	—	9,587	—	—	9,588
Other comprehensive income	—	—	—	—	—	1,361	1,361
Net income	—	—	—	—	16,916	—	16,916
Balance at June 30, 2021	162,390,433	$162	$(3,621)	$1,788,843	$(33,024)	$2,116	$1,754,476
Stock-based compensation	—	—	—	11,603	—	—	11,603
Shares issued upon exercise of stock options and vesting of restricted stock units	821,676	1	—	7,087	—	—	7,088
Other comprehensive loss	—	—	—	—	—	(1,437)	(1,437)
Net income	—	—	—	—	13,485	—	13,485
Balance at September 30, 2021	163,212,109	$163	$(3,621)	$1,807,533	$(19,539)	$679	$1,785,215

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2020	135,655,428	$136	$(3,621)	$1,083,082	$(87,724)	$430	$992,303
Stock-based compensation	—	—	—	1,914	—	—	1,914
Exercise of common stock options	255,438	—	—	2,500	—	—	2,500
Other comprehensive loss	—	—	—	—	—	(700)	(700)
Net income	—	—	—	—	1,353	—	1,353
Balance at March 31, 2020	135,910,866	$136	$(3,621)	$1,087,496	$(86,371)	$(270)	$997,370
Stock-based compensation	—	—	—	1,858	—	—	1,858
Other comprehensive loss	—	—	—	—	—	(79)	(79)
Net income	—	—	—	—	8,767	—	8,767
Balance at June 30, 2020	135,910,866	$136	$(3,621)	$1,089,354	$(77,604)	$(349)	$1,007,916
Net share settlement of stock-based payment awards	4,661	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	2,789	—	—	2,789
Other comprehensive income	—	—	—	—	—	719	719
Net income	—	—	—	—	19,546	—	19,546
Balance at September 30, 2020	135,915,527	$136	$(3,621)	$1,092,090	$(58,058)	$370	$1,030,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$45,687	$29,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,368	19,615
Amortization of acquired intangible assets	19,981	16,731
Amortization of debt issuance costs	255	1,265
Reserve for inventory obsolescence	54	1,508
Non-cash operating lease expense	5,273	—
Stock-based compensation	35,355	6,561
Provision for bad debt	2,630	4,793
Deferred income taxes	4,727	7,556
Unrealized foreign exchange	(296)	(647)
Changes in operating assets and liabilities:
Accounts receivable	1,878	(766)
Inventory	(18,043)	(6,337)
Prepaid expenses and other current assets	(5,490)	2,099
Other assets	(16,719)	(8,446)
Accounts payable, accrued expenses and other	2,928	109
Deferred revenue	(2,479)	348
Net cash provided by operating activities	99,109	74,055
INVESTING ACTIVITIES
Purchase of property and equipment	(32,170)	(28,519)
Acquisition of business, net of cash acquired	(45,486)	(4,371)
Net cash used in investing activities	(77,656)	(32,890)
FINANCING ACTIVITIES
Proceeds from debt	—	32,100
Repayments of debt and capital leases	(73)	(4,468)
Capitalized transaction costs	(684)	(980)
Proceeds from stock option exercises	16,839	2,500
Net share settlement and settlement of stock-based payment awards	—	(53)
Net cash provided by financing activities	16,082	29,099
Effect of exchange rate changes on cash and cash equivalents	(777)	720
Net increase in cash and cash equivalents	36,758	70,984
Cash and cash equivalents and restricted cash, beginning of year	170,413	29,066
Cash and cash equivalents and restricted cash, end of period	$207,171	$100,050
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$205,862	$98,614
Restricted cash	$1,309	$1,436
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,533	$151
Cash paid for interest	$—	$22,317
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$251	$40
Unpaid initial public offering costs in total current liabilities	$—	$2,620
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

The Company’s platform enables its MSP partners to serve the SMB information technology market and includes mission-critical cloud-based software and technologies that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community. The Company typically has no contractual relationship with the SMBs and considers its MSP partners to be the customers. By selling through the MSP channel, the Company is able to cost-effectively scale the reach of the Company’s solutions and support the global requirements of SMBs without a direct-to-SMB sales and support model.

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

The Company utilized the IPO proceeds to repay the outstanding principal balances of $590.2 million under the 2019 Credit Agreement, to pay $5.3 million of IPO offering costs, and to pay $1.2 million in debt issuance costs under the 2020 Credit Agreement. Upon entering the 2020 Credit Agreement in October 2020, the 2019 Credit Agreement was terminated.

As of September 30, 2021, funds controlled by Vista Equity Partners (“Vista”) owned approximately 69.9% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange (“NYSE”) corporate governance rules. Sales to and purchases from as well as balances due to or from Vista and its portfolio companies as of and for the three and nine months ended September 30, 2021 and 2020, respectively, were immaterial.

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

On June 30, 2021, the last day of the Company’s second fiscal quarter in 2021, the market value of the Company’s common equity held by non-affiliates exceeded $700 million. Accordingly, the Company will no longer qualify as an EGC; rather, it will be deemed a large accelerated filer as of December 31, 2021. Accordingly, the Company will no longer have the ability to take advantage of the extended transition period to comply with new or revised accounting standards.

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

There continue to be many uncertainties regarding the ongoing coronavirus 2019 (“COVID-19”) pandemic, and the Company continues to monitor the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact the Company’s operations and the operations of its MSP partners and their SMB customers in the future, including as a result of travel restrictions, business shutdowns, supply chain constraints, labor shortages and/or inflationary pressure. The governments of many of the countries in which the Company operates have eased the earlier measures to control the spread of COVID-19. However, it continues to be difficult at this time to estimate the impact that COVID-19 will continue to have on worldwide economic activity, the Company’s business, and the additional measures that may be taken by governments, businesses and other organizations in response to COVID-19 that could affect our business. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations. Transaction gains and losses were a charge of $0.3 million for the nine months ended September 30, 2021 and income of $1.0 million for the nine months ended September 30, 2020.

Cash and Cash Equivalents and Restricted Cash

Cash is stated at fair value. As of September 30, 2021 and December 31, 2020, the U.S. Dollar value of cash and restricted cash denominated in foreign currencies was $30.3 million and $28.1 million, respectively, comprised of various currencies in which the Company operates, including Euros, Australian Dollars and British Pounds.
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or earlier. The Company did not hold any cash equivalents as of September 30, 2021 or December 31, 2020.
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

The following table summarizes the activity of the allowance for doubtful accounts (in thousands):

Amount
Balance as of December 31, 2020	$5,485
Provision for bad debt	2,630
Net reductions and other	(2,495)
Balance as of September 30, 2021	$5,620
Unbilled accounts receivable are included in the accounts receivable balances and represent revenue earned, but the amount is not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of September 30, 2021 and December 31, 2020, unbilled accounts receivable was $1.7 million and $3.0 million, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments in order to obtain the right to use the asset over the lease term. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The Company elected to combine lease and non-lease components for its office and equipment leases. ROU assets are based on the measurement of the lease liability and also include any lease prepayments and any initial direct costs incurred, offset by tenant incentives received by the Company. For leases with an initial term of 12 months or less, the Company does not recognize a ROU asset and corresponding lease liability. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASC 842”). ASC 842 amends a number of aspects of lease accounting under ASC Topic 840 — Leases (“ASC 840”), including requiring lessees to recognize almost all leases with a term greater than one year as an ROU asset and corresponding lease liability, measured at the present value of the lease payments. ASC 842 provides a number of optional practical expedients in transition. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective approach, and elected the practical expedients to i) not reassess its prior conclusions about lease identification under the new standard, ii) not reassess lease classification, and iii) not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

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

3.Revenue Recognition
Disaggregation of Revenue

The following table disaggregates revenue by service and timing of recognition (in thousands):

	Three Months Ended September 30, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$10,242	$—	$—	$10,242
Recognized over time	—	886	146,764	147,650
Total	$10,242	$886	$146,764	$157,892

	Three Months Ended September 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$6,964	$—	$—	$6,964
Recognized over time	—	950	122,753	123,703
Total	$6,964	$950	$122,753	$130,667

	Nine Months Ended September 30, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$27,652	$—	$—	$27,652
Recognized over time	—	2,654	424,097	426,751
Total	$27,652	$2,654	$424,097	$454,403

	Nine Months Ended September 30, 2020
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$21,098	$—	$—	$21,098
Recognized over time	—	2,347	356,348	358,695
Total	$21,098	$2,347	$356,348	$379,793

The following table summarizes sales to customers by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$110,273	$94,632	$317,892	$277,654
International	47,619	36,035	136,511	102,139
Total	$157,892	$130,667	$454,403	$379,793

Revenue by geography is determined by the billing address for the customer.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, generally for device sales or contracts which contain free subscription periods pursuant to its revenue recognition policy, for contracts that have not yet been fully invoiced to customers where there is a remaining performance obligation. Contract assets relate to contractual arrangements which contain both a subscription and a device, a free subscription period or a professional service performance obligation. Amounts are recorded as a current asset or a non-current asset based on the amounts anticipated to be billed within one year of the balance sheet date. Current contract assets of $10.4 million and $7.7 million were included in prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020, respectively. Non-current contract assets of $10.3 million and $7.9 million were included in other assets as of September 30, 2021 and December 31, 2020, respectively.

Contract liabilities consist of customer payments in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent on the condensed consolidated balance sheets. Deferred revenue as of September 30, 2021 and December 31, 2020, was $24.7 million (of which $3.1 million was classified as non-current) and $27.1 million (of which $3.3 million was classified as non-current), respectively.

The following table summarizes the activity of the Company's current and noncurrent deferred revenue balances for the nine months ended September 30, 2020 (in thousands):

Amount
Balance at December 31, 2020	$27,085
Deferred revenue recognized	(19,631)
Amounts deferred	17,341
Foreign currency translation and other	(53)
Balance at September 30, 2021	$24,742

Contract Acquisition Costs

The Company capitalizes commission expenses paid to internal sales personnel for obtaining customer contracts, using a portfolio approach. Contract acquisition costs are included in other assets on the condensed consolidated balance sheets. Contract acquisition costs as of September 30, 2021 and December 31, 2020 were $59.1 million and $48.2 million, respectively.

Remaining Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at September 30, 2021 were approximately $354.4 million, of which greater than 50% is anticipated to be recognized in the next twelve months, with substantially all revenue related to performance obligations to be recognized within thirty-six months. The amount excludes month-to-month contracts.

4.Inventory
Inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Components	$22,578	$8,914
Work in progress	3,449	580
Finished goods	5,712	4,317
Total inventory	$31,739	$13,811

5.Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Life (in Years)			September 30, 2021	December 31, 2020
Servers	3	-	5	$117,637	$96,048
Leasehold improvements	(a)			31,365	32,455
Computer equipment	3	-	5	14,284	14,977
Internally developed software	3			13,254	7,811
Furniture and fixtures	5			5,807	6,305
Purchased software	3			1,149	999
Vehicles	5			134	103
Total property and equipment				183,630	158,698
Less: accumulated depreciation and amortization				(83,210)	(66,822)
Total property and equipment, net				$100,420	$91,876
(a) The shorter of the remaining lease term or useful life.
The Company capitalized $5.4 million and $1.6 million of internally developed software costs during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation expense included in cost of revenue and operating expenses was $5.9 million and $2.1 million, respectively, for the three months ended September 30, 2021, and $4.4 million and $2.4 million, respectively, for the three months ended September 30, 2020.
Depreciation expense included in cost of revenue and operating expenses was $17.1 million and $6.3 million, respectively, for the nine months ended September 30, 2021, and $12.2 million and $7.4 million, respectively, for the nine months ended September 30, 2020.

6.Leases

The Company enters into operating leases from time to time, primarily for office space and co-located data centers. The Company’s leases have remaining lease terms which vary, up to approximately 8 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include options at the election of the Company to renew or extend the leases. The periods associated with these options to renew or extend have not been included in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal options.

For the three months ended September 30, 2021 and 2020, the Company recorded $2.4 million and $2.3 million, respectively, of operating lease costs in the condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the Company recorded $7.1 million and $7.2 million, respectively, of operating lease costs in the condensed consolidated statements of operations. Variable lease costs, which are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance, were $0.6 million and $1.8 million, for the three and nine months ended September 30, 2021, respectively. Variable lease costs are not included in the measurement of the Company's ROU assets and lease liabilities.

Cash paid for amounts related to operating lease liabilities for the nine months ended September 30, 2021 was $7.9 million.

The following represents the Company's future minimum payments under non-cancelable operating leases as of September 30, 2021 (in thousands):

Remaining 2021	$2,608
2022	9,756
2023	9,852
2024	8,944
2025	5,375
Thereafter	6,725
Total future undiscounted lease payments	$43,260
Less imputed interest	3,470
Total reported lease liability	$39,790

The weighted average remaining lease term and discount rate as of September 30, 2021 were 4.9 years and 3.3%, respectively. As of September 30, 2021, the Company recorded operating lease assets of $30.3 million, and lease liabilities of $9.0 million and $30.8 million in accrued expenses and other current liabilities and operating lease liabilities, noncurrent, respectively, within the condensed consolidated balance sheets.

7.Acquisitions
In March 2021, the Company acquired BitDam Ltd., an Israel-based cyber threat detection company (“BitDam”). The business combination was accounted for under the acquisition method of accounting. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. As of September 30, 2021, the Company has performed a preliminary valuation of the assets acquired and liabilities assumed, including the fair value of acquired intangible assets. The preliminary valuation is subject to adjustment as the Company finalizes the allocation during the measurement period. The preliminary allocation of the purchase consideration is as follows (in thousands):

Acquisition of BitDam
Assets acquired
Other current and noncurrent assets	$63
Property and equipment	49
Finite lived intangible assets	27,400
Goodwill	23,155
Total assets acquired	$50,667
Other current and noncurrent liabilities	879
Deferred tax liabilities	4,302
Total liabilities assumed	$5,181
Purchase consideration, net of cash acquired	$45,486

The finite lived intangible assets consist of acquired developed technology with an estimated life of 5 years. The Company has recorded $1.4 million and $2.8 million of amortization expense within cost of revenue for the three and nine months ended September 30, 2021, respectively, related to this asset.
General and administrative expense within the condensed consolidated statements of operations includes $1.0 million of costs incurred in relation to the BitDam acquisition in the nine months ended September 30, 2021.
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

The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the 2020 Credit Agreement provides for the ability of the Borrower to request term loan facilities. Borrowings pursuant to the 2020 Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the 2020 Credit Agreement, and are scheduled to mature on October 23, 2025. The 2020 Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. At September 30, 2021, the Company was in compliance with all applicable covenants.

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

As of September 30, 2021 and December 31, 2020, the 2020 Credit Agreement was undrawn, with the exception of $1.9 million of outstanding letters of credit.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.1 million and $0.4 million as interest expense during the three months ended September 30, 2021 and 2020, respectively.

The Company recorded amortization of the debt issuance costs and original issue discount of $0.3 million and $1.3 million as interest expense during the nine months ended September 30, 2021 and 2020, respectively.

Until October 2020, the Company was party to the 2019 Credit Agreement, which provided for a $550.0 million term loan facility and a $50.0 million revolving credit facility. In connection with the IPO and entering into the 2020 Credit Agreement, the 2019 Credit Agreement was terminated.

10.Stock-Based Compensation

The Company has equity awards outstanding under various plans, as described further below.

Datto 2020 Omnibus Incentive Plan

In conjunction with the IPO, in October 2020, the Board adopted the Datto Holding Corp. Omnibus Incentive Plan (the “2020 Plan”) in order to align the interests of the participants with the interests of the Company's stockholders. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards to employees, consultants, and members of the Board. Authorized shares under the 2020 Plan automatically increase each January 1st by 5% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. See below for a reconciliation of shares of the Company’s common stock reserved for issuance under the 2020 Plan. Under the 2020 Plan, 4,068,399 RSUs and 80,000 stock options were outstanding as of September 30, 2021.

2017 Stock Option Plan

In December 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Plan”), as amended, which provides for grants of stock options to employees, directors, officers, and consultants. As of September 30, 2021, 7,314,484 stock options were outstanding under the 2017 Plan. No additional awards may be issued under the 2017 Plan.

Other Equity Plans

The Company also has outstanding options which were issued under the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”). As of September 30, 2021, 265,095 fully-vested stock options were outstanding under the Autotask Plan. No additional awards may be issued under the Autotask Plan. In addition, the Company has two other plans, which were adopted in relation to grants to independent members of the Board, prior to the adoption of the 2020 Plan. As of September 30, 2021, 11,719 RSUs were outstanding and no additional awards may be issued under these plans.

Stock Options

The following table summarizes stock option activity related to all plans during the nine months ended September 30, 2021 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	9,555,082	$10.49	7.5	$157,800
Options granted	80,000	$25.50
Options exercised	(1,704,829)	$9.86
Options forfeited & expired	(270,674)	$10.97
Options outstanding at September 30, 2021	7,659,579	$10.76	7.3	$100,738
Options vested and exercisable at September 30, 2021	4,509,837	$10.14	7.0	$62,067

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $27.7 million and $1.3 million, respectively.

The weighted average fair value of options granted to purchase common stock during the nine months ended September 30, 2021 was $11.60.

As of September 30, 2021, unrecognized compensation expense related to outstanding stock options was $27.0 million, which is expected to be recognized over the remaining weighted average term of 1.8 years.

Restricted Stock Units

The following table summarizes RSU activity under all plans during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	696,338	$26.73
RSUs granted	3,560,809	$25.83
RSUs vested	(91,854)	$25.10
RSUs forfeited	(85,175)	$26.17
RSUs outstanding at September 30, 2021	4,080,118	$25.99

As of September 30, 2021, unrecognized compensation expense related to outstanding RSUs was $95.1 million, which is expected to be recognized over the remaining weighted average term of 3.5 years.

Shares Available for Future Grants

The following table summarizes the shares available for future grants under the 2020 Plan:

Shares Available for Future Grant
Balance at December 31, 2020	20,195,974
Annual authorization increase	8,071,001
Options and RSUs granted	(3,640,809)
Options and RSUs forfeited or expired	86,346
Balance at September 30, 2021	24,712,512
Datto 2021 Employee Stock Purchase Plan

In May 2021, shareholders approved the Datto Holding Corp. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP contains a component intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “423 Component”) and a component primarily related to purchases by international employees. The ESPP provides all eligible Datto employees the opportunity to contribute up to 15% of their base earnings and other eligible compensation to purchase shares of Datto common stock. A participant can purchase a maximum of 1,000 shares of Datto common stock per biannual offering period, although participants in the 423 Component cannot purchase shares that would accrue at a rate which exceeds $25,000 of fair market value of Datto common stock (determined based on the fair market value on the first day of each offering period) for each calendar year. The purchase price is equal to 85% of the fair market value of Datto common stock on the first or last day of the offering period, whichever is lower. There are 3,221,541 shares available for issuance under the ESPP, although none were outstanding at September 30, 2021. The pool of shares available for issuance under the ESPP is subject to an annual increase on the first day of each year beginning on January 1, 2022 and annually thereafter ending in 2031 equal to the lesser of (i) 1% of all classes of the Company’s shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares as may be determined by the Board; provided, however, no more than 16,000,000 shares may be issued in total under the 423 Component.
Approximately 0.2 million shares will be purchased at the end of the offering period in January 2022, based on the enrollment and stock price as of September 30, 2021. The Company has withheld $1.5 million on behalf of employees for these future purchases under the ESPP, which is included in accrued expenses and other current liabilities within the condensed consolidated balance sheets as of September 30, 2021.
The fair value of shares issued under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. As of September 30, 2021, unrecognized compensation expense related to the ESPP was $0.7 million, which is expected to be recognized over the remaining weighted average term of 0.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue—subscription	$1,052	$77	$3,165	$118
Cost of revenue—device	43	—	150	—
Cost of revenue—professional services and other	(15)	—	151	—
Sales and marketing	2,354	524	6,491	1,803
Research and development	5,325	494	17,257	1,115
General and administrative	2,844	1,694	8,141	3,525
Total stock-based compensation expense	$11,603	$2,789	$35,355	$6,561

The table reflects stock-based compensation expense based upon the functional role of the holder. Stock-based compensation expense for awards with only a time-based vesting condition was recorded in all periods presented. During the three and nine months ended September 30, 2020, the Company also had awards which contained both a time-based and a performance-based vesting condition, which was the closing of an IPO. Stock-based compensation for these awards commenced during the fourth quarter of 2020 as a result of the Company's IPO ("IPO Contingent Options"). In 2021 the Company also issued restricted stock units with performance-based vesting conditions in connection with the acquisition of BitDam, for which stock-based compensation expense is being recorded based on the expected achievement of the performance targets.

11.Income Taxes
The Company incurred a provision for income taxes of $1.8 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 was 11.7%, driven by the tax benefit related to employee stock option exercises. The Company incurred a provision for income taxes of $6.5 million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 was 12.4%, reflecting the favorable impact of a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years, the tax benefit related to employee stock option exercises, and the favorable impact of an amendment to the Company's 2018 federal tax return resulting from clarification of certain tax guidance.

12.Net Income per Share
Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is calculated by giving effect to all potential shares of common stock, including the Company's outstanding stock options, common stock related to unvested RSUs, and the estimated number of shares to be issued under the ESPP based upon the enrollment and stock price as of September 30, 2021, to the extent such potential shares are dilutive. For the purpose of computing diluted earnings per share, options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such options are dilutive. As described in Note 10. Stock-Based Compensation, the IPO Contingent Options contained a performance-vesting condition, and were only considered in computing diluted net income per share after the IPO in October of 2020. The calculation of basic and diluted income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to common stockholders	$13,485	$19,546	$45,687	$29,666
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders
Basic	162,424,260	135,553,097	161,657,479	135,496,696
Total dilutive effect of outstanding equity awards including the ESPP	3,824,681	3,037,673	3,826,231	1,510,225
Diluted	166,248,941	138,590,770	165,483,710	137,006,921
Net income per share attributable to common stockholders
Basic	$0.08	$0.14	$0.28	$0.22
Diluted	$0.08	$0.14	$0.28	$0.22

For the three and nine month periods ended September 30, 2021 there were 256,111 and 316,521, respectively, of weighted-average outstanding options to purchase shares excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive. For the three and nine month periods ended September 30, 2020 there were 1,058,594 and 2,216,118, respectively, of weighted-average outstanding options to purchase shares excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive.

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
Overview

Datto is the leading provider of cloud-based software and security solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. We enable our over 18,200 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform combines mission-critical cloud-based software and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

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

We recently launched two new cloud-based solutions - Datto Continuity for Microsoft Azure, ("DCMA") and SaaS Defense. DCMA is a comprehensive Business Continuity and Disaster Recovery ("BCDR") solution that protects MSPs and their clients’ data in the public cloud in the event of malicious ransomware attacks, security breaches, and vendor outages. SaaS Defense is an advanced threat protection and spam-filtering solution that provides MSPs with patented technology to proactively detect and prevent malicious malware, phishing, and Business Email Compromise ("BEC") attacks that target Microsoft Exchange, OneDrive, SharePoint, and Teams. The product is based on Datto’s acquisition of Israel-based cyber threat detection company BitDam earlier this year.

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

As of September 30, 2021, our annual run-rate revenue, or ARR, was $626.7 million, and our revenue for the three months ended September 30, 2021 was $157.9 million, of which approximately 93% was recurring subscription revenue. For the three months ended September 30, 2021, our net income was $13.5 million and our Adjusted EBITDA was $43.8 million. Our revenue for the nine months ended September 30, 2021 was $454.4 million, of which approximately 93% was recurring subscription revenue. For the nine months ended September 30, 2021, our net income was $45.7 million and our Adjusted EBITDA was $135.6 million.

As of September 30, 2020, our ARR was $522.8 million and our revenue for the three months ended September 30, 2020, was $130.7 million, of which approximately 94% was recurring subscription revenue. For the three months ended September 30, 2020, our net income was $19.5 million and our Adjusted EBITDA was $45.8 million. Our revenue for the nine months ended September 30, 2020, was $379.8 million, of which approximately 94% was recurring subscription revenue. For the nine months ended September 30, 2020, our net income was $29.7 million and our Adjusted EBITDA was $109.7 million.

Refer to our discussion of ARR in Key Performance Metrics and Adjusted EBITDA in Non-GAAP Financial Measures.

Impact of COVID-19

While we have not incurred significant disruptions from the COVID-19 pandemic, there is still uncertainty relating to the extent of the impact of the pandemic on our business because of numerous global factors, including but not limited to, the severity of the disease, the duration of the pandemic, the reoccurrence or emergence of variants of the virus, the effectiveness and speed of vaccinations, actions taken by government authorities, the impact on our customers and suppliers, supply chain constraints, labor shortages, inflationary pressure and other factors. Specifically, we may experience impacts from customers deferring purchasing and activation decisions, reducing expenses and requesting extended payment terms or relief from payments.
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

MSP Partners

The number of MSP partners represents the number of MSPs with active subscriptions as of the end of a period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of September 30, 2021, we had approximately 18,200 MSP partners, a net increase of approximately 1,200 since December 31, 2020. Net changes in the number of our MSP partners are a result of the total new partners added during a period, largely based on our sales and marketing efforts, and the churn or reduction of existing partners during the period, which can be affected by the broader economic environment and factors such as the effects of COVID-19 on our partners' SMB end customers. As a result of our land-and-expand model, our reported revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.

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

The table below sets forth our ARR as of September 30, 2021 and 2020:

	As of September 30, 2021	As of September 30, 2020	$ Change	% Change
	(dollars in millions)
ARR	$626.7	$522.8	$103.9	19.9%

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

Gross profit and gross margin

Gross profit, or revenue less cost of revenue, has been, and will continue to be, affected by various factors, including revenue fluctuations, the mix of revenue, the timing and amount of investments to expand our Datto Cloud infrastructure and launch new solutions, and stock-based compensation expense.

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

General and administrative

General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and costs for facilities. Following the completion of our initial public offering ("IPO") we began incurring additional general and administrative expenses as a result of operating as a publicly listed company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations and professional services expenses, and increased stock-based compensation expense.

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

Other (income) expense

Other (income) expense primarily consists of the net exchange (gains) or losses on foreign currency transactions.
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

Condensed Consolidated Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription	$146,764	$122,753	$424,097	$356,348
Device	10,242	6,964	27,652	21,098
Professional services and other	886	950	2,654	2,347
Total revenue	157,892	130,667	454,403	379,793
Cost of revenue:
Subscription (1)	22,776	18,915	65,344	60,786
Device (1)	12,930	10,089	33,552	26,464
Professional services and other (1)	1,470	1,332	4,521	4,399
Depreciation and amortization	8,572	5,526	23,795	15,746
Total cost of revenue	45,748	35,862	127,212	107,395
Gross profit	112,144	94,805	327,191	272,398
Operating expenses:
Sales and marketing (1)	35,173	24,709	99,234	83,828
Research and development (1)	26,872	15,257	76,690	48,000
General and administrative (1)	27,802	17,433	78,908	59,389
Depreciation and amortization	6,531	6,820	19,554	20,600
Total operating expenses	96,378	64,219	274,386	211,817
Income from operations	15,766	30,586	52,805	60,581
Other expense:
Interest expense	156	7,065	433	23,590
Other expense (income), net	338	(987)	224	(1,402)
Total other expense	494	6,078	657	22,188
Income before income taxes	15,272	24,508	52,148	38,393
Provision for income taxes	(1,787)	(4,962)	(6,461)	(8,727)
Net income	$13,485	$19,546	$45,687	$29,666

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue—subscription	$1,052	$77	$3,165	$118
Cost of revenue—device	43	—	150	—
Cost of revenue—professional services and other	(15)	—	151	—
Sales and marketing	2,354	524	6,491	1,803
Research and development	5,325	494	17,257	1,115
General and administrative	2,844	1,694	8,141	3,525
Total	$11,603	$2,789	$35,355	$6,561

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot as a result of rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	93.0%	94.0%	93.3%	93.8%
Device	6.4%	5.3%	6.1%	5.6%
Professional services and other	0.6%	0.7%	0.6%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Subscription	14.4%	14.5%	14.4%	16.0%
Device	8.2%	7.7%	7.4%	7.0%
Professional services and other	0.9%	1.0%	1.0%	1.2%
Depreciation and amortization	5.4%	4.2%	5.2%	4.1%
Total cost of revenue	29.0%	27.4%	28.0%	28.3%
Gross profit	71.0%	72.6%	72.0%	71.7%
Operating expenses:
Sales and marketing	22.3%	18.9%	21.8%	22.1%
Research and development	17.0%	11.7%	16.9%	12.6%
General and administrative	17.6%	13.3%	17.4%	15.6%
Depreciation and amortization	4.1%	5.2%	4.3%	5.4%
Total operating expenses	61.0%	49.1%	60.4%	55.8%
Income from operations	9.9%	23.4%	11.6%	16.0%
Other expense:
Interest expense	0.1%	5.4%	0.1%	6.2%
Other expense (income), net	0.2%	(0.8)%	—%	(0.4)%
Total other expense	0.3%	4.7%	0.1%	5.8%
Income before income taxes	9.7%	18.8%	11.5%	10.1%
Provision for income taxes	(1.1)%	(3.8)%	(1.4)%	(2.3)%
Net income	8.5%	15.0%	10.1%	7.8%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Revenue:
Subscription	$146,764	$122,753	$24,011	19.6%	$424,097	$356,348	$67,749	19.0%
Device	10,242	6,964	3,278	47.1%	27,652	21,098	6,554	31.1%
Professional services and other	886	950	(64)	(6.7)%	2,654	2,347	307	13.1%
Total revenue	$157,892	$130,667	$27,225	20.8%	$454,403	$379,793	$74,610	19.6%

Subscription

Subscription revenue increased $24.0 million, or 19.6%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, including a benefit from favorable foreign exchange rates of approximately 1.5%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in our Business Management offerings. Recurring subscription revenue accounted for 93.0% of total revenue for the three months ended September 30, 2021 compared to 94.0% for the three months ended September 30, 2020.

Subscription revenue increased $67.7 million, or 19.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, including a benefit from favorable foreign exchange rates of approximately 2.7%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity cloud-based offerings, as well as increases in Business Management offerings. Recurring subscription revenue accounted for 93.3% of total revenue for the nine months ended September 30, 2021 compared to 93.8% for the nine months ended September 30, 2020.

Device

Device revenue increased $3.3 million, or 47.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Device revenue increased $6.6 million, or 31.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Professional services and other

Professional services and other revenue decreased $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Professional services and other revenue increased $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Subscription	$22,776	$18,915	$3,861	20.4%	$65,344	$60,786	$4,558	7.5%
Device	12,930	10,089	2,841	28.2%	33,552	26,464	7,088	26.8%
Professional services and other	1,470	1,332	138	10.4%	4,521	4,399	122	2.8%
Depreciation and amortization	8,572	5,526	3,046	55.1%	23,795	15,746	8,049	51.1%
Total cost of revenue	$45,748	$35,862	$9,886	27.6%	$127,212	$107,395	$19,817	18.5%

Subscription

Subscription cost of revenue for the three months ended September 30, 2021 increased $3.9 million, or 20.4%, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in personnel costs to support the growth in revenue, including an increase in stock-based compensation expense of $1.0 million for the three months ended September 30, 2021, and higher service costs to support the growth of our Datto Cloud, including costs related to the launch of our new SaaS Defense solution.

Subscription cost of revenue for the nine months ended September 30, 2021 increased $4.6 million, or 7.5%, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in stock-based compensation expense of $3.0 million and other increased personnel costs to support the growth in revenue for the nine months ended

September 30, 2021. During the nine months ended September 30, 2020, we recorded $0.5 million of restructuring costs related to our reduction in workforce in subscription cost of revenue.

Device

Device cost of revenue increased $2.8 million, or 28.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the 47.1% increase in device revenue.

Device cost of revenue increased $7.1 million, or 26.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the 31.1% increase in device revenue, and the impact of stock-based compensation expense of $0.2 million for the nine months ended September 30, 2021.

Professional services and other

Professional services and other cost of revenue increased $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Professional services and other cost of revenue increased $0.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The nine months ended September 30, 2021 included stock-based compensation expense of $0.2 million. During the nine months ended September 30, 2020, we recorded $0.1 million of restructuring costs related to our reduction in workforce in professional services and other cost of revenue.

Depreciation and amortization

Depreciation and amortization expense in cost of revenue increased $3.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $8.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were attributable to ongoing capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions and the increase in amortization of acquired intangible assets as a result of recent acquisitions.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Gross profit:
Subscription	$123,988	$103,838	$20,150	19.4%	$358,753	$295,562	$63,191	21.4%
Device	(2,688)	(3,125)	437	(14.0)%	(5,900)	(5,366)	(534)	10.0%
Professional services and other	(584)	(382)	(202)	52.9%	(1,867)	(2,052)	185	(9.0)%
Depreciation and amortization	(8,572)	(5,526)	(3,046)	55.1%	(23,795)	(15,746)	(8,049)	51.1%
Total gross profit	$112,144	$94,805	$17,339	18.3%	$327,191	$272,398	$54,793	20.1%
Gross margin:
Subscription	84.5%	84.6%	(11)	bps	84.6%	82.9%	165	bps
Device	(26.2)%	(44.9)%	1,863	bps	(21.3)%	(25.4)%	410	bps
Professional services and other	(65.9)%	(40.2)%	(2,570)	bps	(70.3)%	(87.4)%	1,708	bps
Total gross margin	71.0%	72.6%	(153)	bps	72.0%	71.7%	28	bps

Gross profit increased $17.3 million, or 18.3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the increase in subscription gross profit, partially offset by the increase in depreciation and amortization. Gross margin decreased by 153 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily because of increased amortization of acquired intangible assets resulting from recent acquisitions and higher depreciation expense resulting from our ongoing investment in our Datto

Cloud infrastructure, as well as an increase in stock-based compensation expense of $1.0 million. Subscription gross margin declined slightly for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as higher stock-based compensation expense of $1.0 million and higher costs related to the launch of our new SaaS Defense solution were partially offset by the continued realization of operating efficiencies in providing our other Unified Continuity solutions.

Gross profit increased $54.8 million, or 20.1%, and gross margin increased by 28 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the increase in subscription gross profit and gross margin. The increase was partially offset by higher depreciation and amortization expense, primarily as a result of our investment in our Datto Cloud infrastructure and the amortization of acquired intangible assets, and an increase in personnel costs, including an increase in stock-based compensation expense of $3.3 million. Subscription gross margin increased 165 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of our revenue growth out pacing the increased costs to provide our Unified Continuity solutions, partially offset by an increase in personnel costs, including an increase in stock-based compensation expense of $3.0 million as well as higher costs related to the launch of our new SaaS Defense solution. During the nine months ended September 30, 2020, we recorded $0.6 million of restructuring costs related to our reduction in workforce, including $0.5 million in subscription cost of revenue and $0.1 million in professional services and other cost of revenue.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Sales and marketing	$35,173	$24,709	$10,464	42.3%	$99,234	$83,828	$15,406	18.4%
Research and development	26,872	15,257	11,615	76.1%	76,690	48,000	28,690	59.8%
General and administrative	27,802	17,433	10,369	59.5%	78,908	59,389	19,519	32.9%
Depreciation and amortization	6,531	6,820	(289)	(4.2)%	19,554	20,600	(1,046)	(5.1)%
Total operating expenses	$96,378	$64,219	$32,159	50.1%	$274,386	$211,817	$62,569	29.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
As a percentage of total revenue:
Sales and marketing	22.3%	18.9%	21.8%	22.1%
Research and development	17.0%	11.7%	16.9%	12.6%
General and administrative	17.6%	13.3%	17.4%	15.6%

Sales and marketing

Sales and marketing expense increased $10.5 million, or 42.3% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, reflecting increased personnel costs to support the growth in our business, including increased stock-based compensation expense of $1.8 million and higher commission expense. In addition, marketing and promotional costs increased during 2021 as compared to 2020, as we increased our marketing efforts in support of our launch of DCMA and SaaS Defense and our other Unified Continuity solutions, as well as the impact of curtailing certain programs in 2020 as a result of the COVID-19 pandemic. Sales and marketing expense included $2.4 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively.

Sales and marketing expense increased $15.4 million, or 18.4% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by increased personnel costs to support the growth in our business, including increased stock-based compensation expense of $4.7 million and higher commission expense, partially offset by lower restructuring costs. Marketing and promotional costs also increased during 2021 as compared to 2020, as we increased our marketing efforts in support of our launch of DCMA and SaaS Defense and our other Unified Continuity solutions, as well as the impact of curtailing certain programs in 2020 as a result of the COVID-19 pandemic. The increases in sales and marketing expense were partially offset by lower travel and event costs resulting from the COVID-19 pandemic. Sales and marketing expense included $6.5 million and $1.8 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, we recorded $1.9 million of restructuring costs related to our reduction in workforce in sales and marketing expense.

Research and development

Research and development expense increased $11.6 million, or 76.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by increased personnel costs, including an increase in stock-based compensation expense of $4.8 million, and our continued investment in innovation and information security. Research and development expense included $5.3 million and $0.5 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively.

Research and development expense increased $28.7 million, or 59.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by increased personnel costs, including an increase in stock-based compensation expense of $16.1 million, and our continued investment in innovation and information security. Research and development expense included $17.3 million and $1.1 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, we recorded $0.9 million of restructuring costs related to our reduction in workforce in research and development expense.

General and administrative

General and administrative expense increased $10.4 million, or 59.5%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven primarily by increased personnel costs, including an increase in stock-based compensation expense of $1.2 million, as well as increased expenses related to being a publicly listed company and transaction related and other expense. General and administrative expense included $2.8 million and $1.7 million of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $0.1 million of transaction related and other expense for the three months ended September 30, 2021 and 2020, respectively.

General and administrative expense increased $19.5 million, or 32.9%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven primarily by increased personnel costs, including an increase in stock-based compensation expense of $4.6 million, increased expenses related to being a publicly listed company and transaction related and other expense. Partially offsetting these increases were a $2.2 million reduction in bad debt expense as a result of improved collections activity, and decreased travel and events costs resulting from the COVID-19 pandemic. General and administrative expense included $8.1 million and $3.5 million of stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, and $4.1 million and $2.3 million of transaction related and other expense for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2020, we recorded $0.4 million of restructuring costs related to our reduction in workforce in general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense related to operating expenses decreased $0.3 million, or 4.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Amortization of intangible assets was $4.4 million in both the three months ended September 30, 2021 and 2020, and depreciation expense was $2.1 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization expense related to operating expenses decreased $1.0 million, or 5.1%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Amortization of intangible assets was $13.3 million and $13.2 million for the nine months ended September 30, 2021 and 2020, respectively, and depreciation expense was $6.3 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Expenses (Income), Net and Provision for Income Taxes

Interest expense

Interest expense decreased $6.9 million and $23.2 million, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 as a result of the repayment of all outstanding debt with the proceeds from our IPO in the fourth quarter of 2020. In conjunction with the IPO, we terminated our 2019 Credit Agreement and entered into the 2020 Credit Agreement. No amounts have been drawn under the 2020 Credit Agreement and we have no outstanding debt as of September 30, 2021.

Other expense (income), net

Other expense, net increased $1.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and $1.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

Provision for income taxes

We incurred a provision for income taxes of $1.8 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 was 11.7%, driven by the tax benefit related to employee stock option exercises. We incurred a provision for income taxes of $6.5 million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 was 12.4%, reflecting the favorable impact of a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years, the tax benefit related to employee stock option exercises, and the favorable impact of an amendment to the 2018 federal tax return as a result of clarification of certain tax guidance.

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
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$112,144	$94,805	$327,191	$272,398
Amortization of acquired intangible assets	2,702	1,175	6,714	3,525
Stock-based compensation expense	1,080	77	3,466	118
Restructuring expense(1)	—	—	—	601
Non-GAAP Gross Profit	$115,926	$96,057	$337,371	$276,642
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
A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income from operations	$15,766	$30,586	$52,805	$60,581
Amortization of acquired intangible assets	7,124	5,577	19,981	16,731
Stock-based compensation expense	11,603	2,789	35,355	6,561
Restructuring expense(1)	—	(15)	—	3,835
Transaction related and other expense (2)	1,338	95	4,137	2,329
Non-GAAP Income from Operations	$35,831	$39,032	$112,278	$90,037

(1)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively, for the nine months ended September 30, 2020.
(2)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and nine months ended September 30, 2021 as well as costs incurred in the three and nine months ended September 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.
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
A reconciliation of Non-GAAP Net Income to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$13,485	$19,546	$45,687	$29,666
Provision for income taxes	1,787	4,962	6,461	8,727
Income before income taxes	15,272	24,508	52,148	38,393
Amortization of acquired intangible assets	7,124	5,577	19,981	16,731
Stock-based compensation expense	11,603	2,789	35,355	6,561
Restructuring expense(1)	—	(15)	—	3,835
Transaction related and other expense (2)	1,338	95	4,137	2,329
Non-GAAP provision for income taxes (3)	(8,834)	(8,239)	(27,905)	(16,963)
Non-GAAP Net Income	$26,503	$24,715	$83,716	$50,886

(1)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively, for the nine months ended September 30, 2020.
(2)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and nine months ended September 30, 2021 as well as costs incurred in the three and nine months ended September 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.
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
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$13,485	$19,546	$45,687	$29,666
Interest and other expense, net(1)	494	6,078	657	22,188
Depreciation and amortization	15,103	12,346	43,349	36,346
Provision for income taxes	1,787	4,962	6,461	8,727
Stock-based compensation expense	11,603	2,789	35,355	6,561
Restructuring expense(2)	—	(15)	—	3,835
Transaction related and other expense(3)	1,338	95	4,137	2,329
Adjusted EBITDA	$43,810	$45,801	$135,646	$109,652

(1)Interest and other expense, net includes interest expense, net, foreign currency gains and losses and other expenses.
(2)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $3.2 million and $0.6 million of restructuring expense was recorded within operating expenses and cost of revenue, respectively, for the nine months ended September 30, 2020.
(3)Transaction related and other expense consists of acquisition related costs and litigation related charges or benefits for the three and nine months ended September 30, 2021 as well as costs incurred in the three and nine months ended September 30, 2020 to support our public company readiness, acquisition related costs, and costs related to a decision to discontinue development of a back-office system.

Liquidity and Capital Resources

General

As of September 30, 2021, our principal source of liquidity was cash and cash equivalents and restricted cash totaling $207.2 million, $30.3 million of which was denominated in foreign currencies. In addition, as of September 30, 2021, we had no debt outstanding and $198.1 million of capacity under our 2020 Revolving Credit Facility, as defined below. We believe our existing cash and cash equivalents, cash provided by our ongoing operations and borrowing capacity under our 2020 Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

 Historically, as we invested in our organization and infrastructure to meet increasing demand for our products and services and to drive our rapid growth, we have financed our operations primarily through cash provided by our ongoing operations, debt financing and more recently our IPO. During 2020, in response to the spread of COVID-19 and its impacts on the world economy, we undertook various measures to improve our liquidity position and match our cost structure to our revenue and cash generation activities, and we continue to benefit from these measures. In addition, the COVID-19 pandemic continues to cause a reduction of marketing, event and travel costs, such as costs for our annual sales kick-off, which was held virtually in the first quarter of 2021. In the future we will continue to invest in our organization and infrastructure and will resume hosting our world-class partner events in-person when it is safe to do so, as we grow and innovate along with our MSP partners.
Our future capital requirements will depend on several factors, including but not limited to, our subscription revenue growth rate and the need to invest in our Datto Cloud infrastructure to support such growth, the timing of cash receipts and payments, the timing and extent of spending to support research and development, the pace of expansion of sales and marketing activities, including in international markets, the level of investment in back-office infrastructure, the cost to operate as a publicly listed company and the amount of our outstanding indebtedness. In the future, we may also enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

The 2020 Revolving Credit Facility was undrawn as of September 30, 2021, with the exception of $1.9 million of capacity which was being used to backstop outstanding letters of credit.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$99,109	$74,055
Net cash used in investing activities	(77,656)	(32,890)
Net cash provided by financing activities	16,082	29,099

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $99.1 million, which resulted from net income of $45.7 million, adjusted for non-cash charges of $91.3 million and net cash outflow of $37.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $43.3 million, stock-based compensation expense of $35.4 million, non-cash operating lease expense of $5.3 million, deferred income tax expense of $4.7 million and provision for bad debt of $2.6 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $18.0 million, as we have increased purchases to guard against possible supply chain disruptions resulting from the COVID-19 pandemic, an increase in other assets of $16.7 million driven by deferred contract acquisition costs, an increase in prepaid expenses and other current assets of $5.5 million, partially offset by an increase in accounts payable, accrued expenses and other of $2.9 million primarily resulting from the timing of payments.

For the nine months ended September 30, 2020, net cash provided by operating activities was $74.1 million, which resulted from net income of $29.7 million, adjusted for non-cash charges of $57.4 million and net cash outflow of $13.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $36.3 million, deferred income taxes of $7.6 million, stock-based compensation expense of $6.6 million and provision for bad debt of $4.8 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in other assets of $8.4 million driven by deferred contract acquisition costs and an increase in inventory of $6.3 million, as we have increased purchases to guard against possible supply chain disruptions resulting from the COVID-19 pandemic. We elected to defer payment of our obligation for social security tax for the remainder of 2020 as provided in the CARES Act, resulting in a reduction in cash outflows of $4.1 million during the nine months ended September 30, 2020.

Investing Activities

Cash used in investing activities was $77.7 million during the nine months ended September 30, 2021, including $45.5 million, net of cash acquired, for the acquisition of BitDam Ltd., and capital expenditures of $32.2 million, primarily related to our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners. We also purchased computer equipment to support our increased workforce.

Cash used in investing activities was $32.9 million during the nine months ended September 30, 2020, including $28.5 million of capital expenditures, primarily related to our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth. In addition, we incurred expenses for leasehold improvements and furniture and fixtures to expand and update certain offices and purchased computer equipment to support our increased workforce. In July 2020, we paid $4.4 million to acquire two affiliated Australian entities, Gluh Pty Ltd and Keystone Software Holdings Pty Ltd.

Financing Activities

Cash provided by financing activities was $16.1 million during the nine months ended September 30, 2021, reflecting the proceeds from stock option exercises of $16.8 million, partially offset by the payment of capitalized transaction costs related to our IPO of $0.7 million.

Cash provided by financing activities was $29.1 million during the nine months ended September 30, 2020, reflecting proceeds from our Revolving Credit Facility of $32.1 million and proceeds from stock option exercises of $2.5 million, partially offset by the scheduled amortization payments of our Term Loan Facility of $4.1 million and principal payments under various capital lease arrangements, as well as the payment of capitalized transaction costs related to our IPO of $1.0 million.

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

Impact of Inflation

While inflation may impact our net revenues, costs of revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including inflation as a result of the COVID-19 pandemic.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of September 30, 2021.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our revenues and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom and Europe, although we do have certain arrangements in which we invoice in a non-

functional currency, based upon the location of the partner. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. In addition, we maintain cash balances in foreign currencies, which are also subject to foreign currency exchange risk. To date, we have not entered into any hedging arrangements or other derivative financial instruments with respect to foreign currency risk. During the nine months ended September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk
At September 30, 2021, we had no outstanding borrowings under the 2020 Credit Agreement. To the extent we incur borrowings, our primary interest rate risk is from changes in the Prime Rate, the Federal Funds Effective Rate or LIBO Rate (and the LIBOR Successor Rate)-based interest rates. Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continuing to take steps to remediate the material weakness in our internal control over financial reporting, as discussed above.

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

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the SEC on March 11, 2021 except as noted in the Quarterly Reports on Form 10-Q filed periodically with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2021.

Datto Holding Corp.

By:	/s/ John Abbot
Name:	John Abbot
Title:	Chief Financial Officer (Principal Financial Officer)