Form 10-K
period 2021-12-31
DATTO HOLDING CORP.
filed 2022-02-23
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
Commission file number: 001-39637

DATTO HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☒ Yes  ☐ No

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2021, was approximately $1.2 billion (based on the closing sale price of the stock of $27.84 on that date as reported on the New York Stock Exchange).

At January 31, 2022, there were 163,998,932 shares of the registrant’s Common Stock outstanding (excluding treasury shares of 362,126).
Documents Incorporated by Reference:

Portions of Part III of this Annual Report on Form 10-K are incorporated by reference to the definitive proxy statement for the registrant's annual meeting of shareholders, which will be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

DATTO HOLDING CORP.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2021

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
•our ability to effectively compete;
•fluctuations in our operating results;
•our ability to recruit, retain and develop key employees and management personnel;
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
•the risks associated with our current and future international operations, including the risks of expansion into new international markets;
•the impact of volatility in the global economy;
•the ability of our MSP partners to sell our products;
•possible data losses or breaches experienced by MSP partners or their SMB customers using our products or solutions;
•the risks associated with defects or vulnerabilities in our or our third-parties’ software, solutions, infrastructure and hardware;

•the impact of natural disasters, health pandemics, terrorism or other catastrophic events;
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
•we previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations;
•our ability to develop and maintain proper and effective internal control over financial reporting;
•the impact of changes in financial accounting standards or practices;
•the accuracy of the estimates and judgments relating to our critical accounting policies;
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
•our ability to comply with the other government laws and regulations applicable to our business; and
•other factors disclosed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.
We derive many of our forward-looking statements from our operating plans and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
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
ITEM 1.    BUSINESS.
General
Our Mission
Our mission is to create enterprise-grade technology for small and medium businesses ("SMBs") delivered through our growing, global network of managed service provider ("MSP") partners.
Overview
Datto Holding Corp. ("Datto Holding", "Datto", “we,” “us,” “our” and “the Company”) is the leading global provider of security and cloud-based software solutions purpose-built for delivery through the MSP channel to SMBs. MSPs represent the future of information technology ("IT") management for SMBs. Digital transformation is driving SMB adoption of modern software and technology, while regulatory and data protection requirements and proliferating security threats are increasing the complexity and risk of IT for SMBs. These trends have created an inflection point in SMB outsourcing to MSPs for IT management. MSPs are equipped with the IT resources and expertise SMBs lack, serving as a single provider to meet all of an SMB’s IT needs. MSPs are trusted to select, procure, implement and manage software and technology stacks that support their SMB customers’ business needs. The number of MSPs continues to grow, with approximately 132,000 MSPs providing this critical function to millions of SMBs worldwide today.
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
Our cloud-based offerings include Unified Continuity, Networking, Endpoint Management and Business Management software solutions. Our Unified Continuity, Networking and Endpoint Management offerings ensure the ongoing availability and security of mission-critical IT systems for SMBs in both private and public clouds. These solutions are simple for MSPs to deploy, configure and manage across their SMB customers through a single portal. Our Business Management software provides critical operational tools to MSPs for efficient workflow management and delivery of end-to-end managed services. Our platform also includes a host of business development tools, training and content to help MSPs address the challenges of marketing and selling to SMB customers.
We employ a land-and-expand business model and grow as our MSP partners grow. We seek to deliver tools and resources that are easy to adopt and enable recurring revenue growth and margin efficiency for our MSP partners. Our partners can expand their footprint with us on a frictionless basis as they increase the number of SMB customers they serve, they expand the number of Datto products that they sell through to their SMB customers, or their SMB customers add employees, applications and endpoints. As of December 31, 2021 and 2020, our dollar-based net retention rate was 116% and 111%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for additional information regarding our dollar-based net retention rate.
We have a highly efficient go-to-market model, in which we leverage our sales force and the power of our brand to attract, retain and grow our MSP partners. As of December 31, 2021, we had over 18,500 MSP partners, of which over 1,400 accounted for annual run-rate revenue, or ARR, of $100,000 or more each. MSP partners with over $100,000 of ARR accounted for 49% of our total ARR as of December 31, 2021. As of December 31, 2021 our 10 largest partners represented approximately 3% of our ARR and no single partner represented more than 0.5% of our ARR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics” for additional information regarding ARR.
Our business has experienced rapid growth since inception and generates revenue that is highly recurring. As of December 31, 2021, our ARR was $658.4 million and our revenue for the year ended December 31, 2021 was $618.7 million, of which approximately 93% was recurring subscription revenue. As of December 31, 2020, our ARR was $542.8 million and our revenue for the year ended December 31, 2020 was $518.8 million, of which approximately 94% was recurring subscription revenue. For the year ended December 31, 2021, our net income was $51.4 million and our Adjusted EBITDA, which we define as net income (loss) adjusted for interest and other expense, net, loss on extinguishment of debt, depreciation and amortization, provision for (benefit from) income tax, stock-based compensation expense, restructuring expense and transaction related and other expense, was $175.4 million. For the year ended December 31, 2020, our net income was $22.5 million and our Adjusted EBITDA was $150.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Adjusted EBITDA” for additional information regarding Adjusted EBITDA.

Industry Background
MSPs represent the future of IT management for SMBs. As dedicated technology experts, MSPs are equipped with the IT resources and expertise SMBs lack, providing a single source to meet all of an SMB’s IT needs. MSPs are trusted to select, procure and implement software and technology stacks for their SMB customers. After implementation, MSPs provide ongoing value to SMBs through strategic guidance, technical support, monitoring and maintenance of their full IT environments.
A number of industry and technology trends are greatly increasing the complexity of the IT challenges faced by SMBs, leading SMBs to outsource their IT management to MSPs. These trends include:
•SMBs are increasingly adopting digital and cloud-based technologies. In response to competitive pressures and the demands of customers and employees, businesses are increasingly adopting digital and cloud-based technologies to help them transform their operations and compete in the marketplace. Even traditionally offline businesses are increasingly embracing technology to help them more efficiently market to, transact with and support customers, as well as to run their own operations. With the democratization of technology, SMBs are under pressure to adopt digital solutions with enterprise-grade capabilities or risk being disrupted by their competitors. We believe that new business challenges arising from the novel Coronavirus Disease 2019 ("COVID-19") pandemic contributed to the acceleration of the digital transformation of SMBs. According to the International Data Corporation's ("IDC") Worldwide Small and Medium-Sized Business 2022 Predictions, 70% of SMBs will have significantly increased their IT spending by 2026 in order to become more digitally resilient and capitalize on changed market conditions. IDC also predicted that by 2024, 75% of start-ups will have a digital-first strategy, either adopting next-generation technologies, placing high emphasis on innovation, or focusing on digital disruption.
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
•SMB exposure to security and regulatory risk is increasing. SMBs are increasingly collecting, generating and storing data to perform mission-critical functions. Recognizing the criticality and potential value of this data, bad actors are increasingly targeting SMBs to exploit their perceived security vulnerabilities. According to IDC, by 2024, 33% of SMBs will experience security breaches quarterly, causing business disruptions of at least one week per quarter. Moreover, SMB data is potentially subject to a variety of ever-evolving regulatory regimes, creating the additional challenge of ensuring ongoing compliance.
•SMBs are not equipped to meet the expanding challenges of IT management. Despite requiring certain capabilities of enterprise-grade technology solutions, SMBs lack the time, resources and expertise to deploy, manage and maintain an enterprise-grade IT stack. SMBs historically have been unable to attract or retain sufficient in-house IT resources. This problem has only been exacerbated with the recent trend of technology professional labor shortages. Grappling with the day-to-day management of IT also takes time and resources away from advancing core business goals.
•The costs of downtime or data loss are meaningful and expanding. With increasingly digital operations, system downtime or data loss can result in lost revenue, customer churn, negative brand perception and reduced employee productivity. For SMBs, these losses could be catastrophic, with the potential to result in significant business disruptions or even bankruptcy, driving the need for comprehensive and effective enterprise-grade continuity solutions.
Our Differentiated Approach
We are committed to the success of MSPs. It is the foundation of our strategy and culture. We believe our MSP-centric approach is highly differentiating because it aligns our mutual incentives, creates a motivated and engaged sales channel and ensures we become an integral component of our MSP partners’ businesses. Our approach, combined with our expansive platform, has helped to establish us as the leading pure-play vendor serving the MSP market, with an extensive network of more than 18,500 MSP partners. We empower our MSP partner channel, creating enormous sales and support leverage for us to efficiently address the large, but fragmented, SMB IT market.
Our Unified Continuity, Networking and Endpoint Management solutions generate recurring revenue for MSPs as part of their managed services for SMBs. MSPs integrate these solutions into managed services that they offer to their SMB customers on their own terms, including pricing, packaging, billing and solution-bundling, giving MSPs greater control over growth and profitability of their managed services. We also provide visibility and predictability to our MSP partners by delivering our solutions on a subscription basis.
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

Our platform also features business development tools and content to help MSPs address the challenges of marketing and selling to SMBs. We do not directly market or sell to SMBs to avoid competing with our MSP partners. Instead, we offer MSPs tools for marketing automation and content for marketing programs, as well as training and certifications. We further cultivate the broader MSP ecosystem through our thought leadership efforts and industry-leading events. Our open ecosystem events, such as DattoCon and MSP Technology Days, are among the largest MSP events in the world.
Our singular dedication to our partners has enabled us to create a network of more than 18,500 MSPs that rely upon Datto solutions to serve over 1.5 million SMBs, in each case as of December 31, 2021. Our model of distribution through this network of MSPs mitigates the challenges of addressing the SMB market and provides us with the following benefits:

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
•Natural revenue expansion. Once we are engaged with an MSP, our revenue expands naturally as that MSP adds existing and new SMB customers to our platform, those SMBs add new employees, applications and endpoints, the MSP upgrades service tiers or purchases more of our solutions to meet growing data protection or networking needs and the MSP cross-sells additional Datto solutions into its customer base.
•Support and service leverage. We provide 24/7 direct-to-tech support to our MSP partners, who are responsible for providing higher touch implementation and ongoing support services to their SMB customers. This approach allows us to avoid the significant cost associated with providing support and service activities to over 1.5 million SMBs.
Key Strengths of Our Solutions
Datto is the largest pure-play vendor serving the MSP market with a unified, cloud-based platform that enables the end-to-end delivery of managed IT services to SMBs. Our platform combines mission-critical software, technologies and security solutions that MSPs sell to SMBs, and business management software to help MSPs scale and grow their own businesses. Our solutions include Unified Continuity, Networking, Endpoint Management and Business Management.
Unified Continuity Solutions
Unified Continuity constitutes a suite of security and cloud-based software solutions, including business continuity and disaster recovery, or BCDR, and SaaS Protection +. These products provide enterprise-grade data protection, ensure business uptime and establish a last line of defense against security threats by enabling the full image backup, virtualization, cloud replication and restoration of entire physical or virtual servers and PCs, whether on-premise at an SMB, remotely in a data center or in the cloud. The key differentiators of our Unified Continuity solutions include:
•Built for MSPs. We provide turnkey solutions that are remotely configurable and easy to deploy. Once deployed, data automatically begins flowing into the private Datto cloud platform, or the Datto Cloud, and can be managed through the Datto partner portal, which provides MSPs with a multi-tenant view of all their SMB customers.
•Comprehensive protection for the full IT environment. Our solutions provide comprehensive protection of data and applications to efficiently prevent data loss, mitigate ransomware attacks and minimize downtime for MSPs’ SMB customers. This includes the ability to protect and quickly restore full physical, virtual or cloud environments to any point in time, in a hardware-agnostic manner, as well as the ability to seamlessly protect and recover data from public cloud SaaS applications. Our solutions are often a last line, comprehensive defense when an SMB's firewalls are breached or a network is compromised.
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

Networking Solutions
Networking refers to our collection of integrated WiFi access points and connectivity offerings that enable MSPs to efficiently offer highly reliable and performant cloud-managed networking to their SMB customers. The key differentiators of our Networking solutions include:
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
Endpoint Management Solutions
Endpoint Management refers to our cloud-based Remote Monitoring and Management, or RMM, platform and the critical operational tools it provides for MSPs to remotely manage and protect a complete spectrum of their SMB customers' endpoints. The key differentiators of our Endpoint Management solutions include:
•Built for MSPs. Our endpoint management solutions allow MSPs to proactively and reactively remediate a wide variety of IT issues on their SMB customers' endpoints remotely. Our RMM is easy to deploy and gives MSPs a single centralized hub to manage and protect endpoints across all of their SMB customers.
•Cloud native with embedded security features. Our endpoint management solutions are cloud native and have embedded security automation tools including antivirus management, patch management, application management, encryption control, continuity integration, and ransomware detection. Datto RMM has been assessed under the Building Security In Maturity Model ("BSIMM") standards and its maturity was found to be among the best of all companies and products assessed.
•Complete visibility and control. Our endpoint management solutions provide MSPs with full visibility into SMB customer environments across PCs, servers and networks, with complete control to remotely remediate IT issues. Configurable dashboards, alerts and automations help MSPs efficiently deliver managed IT services.
Business Management Solutions
Business Management refers to our suite of integrated SaaS products for MSPs, including Autotask Professional Services Automation, or PSA, and Datto Commerce, that provide critical operational tools to manage workflows and the delivery of end-to-end IT services. Built from inception to run in the cloud, these offerings allow MSPs to manage their businesses through a centralized hub and to increase operational efficiency. The key differentiators of our Business Management solutions include:
•Built for MSPs. Our business management solutions provide a fully integrated solution for single pane of glass management of the critical operational workflows and business processes of MSPs, including ticketing, project management, customer relationship management, quoting, procurement, invoicing, inventory management and resource management. Our solutions offer embedded integrations with over a hundred other MSP tools and technologies for the seamless and efficient delivery of managed services.
•Cloud and mobile enabled. Our business management solutions are cloud native and include mobile device support, enabling the efficient and effective management of IT service delivery. With mobile-enabled solutions, technicians can access critical tools and systems from the field, increasing productivity and reducing costs.
•Robust business intelligence. Our business management solutions provide configurable dashboards, alerts, actionable insights, analytics and automation to help MSPs drive operational efficiency.
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

Our Growth Strategy

We pursue numerous actions to drive our growth in subscription revenue. Key elements of our growth strategy include:
•Expand our partner base by adding new MSPs. We believe that there is substantial opportunity to increase our penetration among MSPs. We intend to continue leveraging the strong awareness of our brand as a trusted partner to the MSP community to add new MSPs in the markets we serve. We have expanded our MSP partner base from approximately 17,000 at December 31, 2020 to over 18,500 at December 31, 2021.
•Standardize MSP partners on our platform. Once an MSP partner joins our platform, our goal is to increase the penetration of our solutions across its existing SMB customer base. Typically, MSPs initially deploy our solutions to only a limited number of their SMB customers. Over time, MSPs often continue to migrate additional existing end-customers to our platform for the benefit of managing a single integrated solution stack. We aim to aid in this migration in order to increase our overall penetration into our MSP partners’ existing SMB customer base.
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

•Facilitate upsell and cross-sell activity with our MSP partners and their SMB customers. We intend to grow our sales teams in order to increase our sales with our MSP partners. Our sales teams upsell our MSP partners to higher service tier subscriptions as the data retention and bandwidth needs of their SMB customers grow. Upsell activity can also occur every time our MSP partners' SMB customers add new employees, applications or endpoints, expanding the addressable subscription scaling units for our products. In addition, our sales teams upsell our MSP partners to increase their Business Management subscriptions as they grow. Our sales teams also actively cross-sell our products to our MSP partners, leveraging their positive experiences with our platform. Our dollar-based net retention rate, which was 116% as of December 31, 2021 and 111% as of December 31, 2020, demonstrates our ability to expand within existing MSP partners.
•Extend our product leadership and introduce new platform solutions. We continue to invest in new purpose-built product and service offerings to anticipate and meet the evolving demands of our MSP partners and their SMB customers. We will also continue to pursue opportunistic mergers and acquisitions to complement and enhance our current solution set.
•Expand our international footprint. We believe there is significant opportunity to expand into new international geographies, with approximately 70% of our revenue coming from the United States ("U.S.") in 2021. The maturity of the international SMB IT landscape varies; more mature markets represent growth opportunities in the near term, while less mature markets present a longer-term opportunity as MSPs develop within those markets.
Our Products
Our products include offerings in Unified Continuity, Networking, Endpoint Management and Business Management.

Unified Continuity Products
Datto Unified Continuity is a complete line of products that protect workloads — data, applications and configurations — located on laptops, workstations, physical and virtual servers and in the public cloud. Our suite of cloud-based products protect and restore workloads, reduce SMB downtime resulting from data or system loss and provide a last line of defense against security threats. These products include:
Business Continuity and Disaster Recovery ("BCDR"). MSPs use our all-in-one BCDR products to efficiently protect servers and workstations and minimize downtime for SMBs. SIRIS, Datto’s flagship cloud-managed BCDR product, consists of a state-of-the-art physical or virtual device deployed by MSPs at a customer location or in a private data center, the agent software installed on protected servers and workstations and a cloud-based storage, virtualization and management system. SIRIS is available in service tiers ranging from one to 100 terabytes with a variety of data retention options.
Once an MSP deploys SIRIS, the agent software automatically transfers disk images of the protected machines to the SIRIS device at configurable intervals, as frequently as every five minutes. SIRIS verifies the integrity of every image and transfers a copy of that image to the secure Datto Cloud at selected intervals. In this manner, SIRIS establishes a last line of defense for all protected servers and workstations. In the event of a server or workstation security incident or outage, users can initiate a boot of the virtual image of the affected machines either in the SIRIS device or in the Datto Cloud in as little as six seconds.

In addition to SIRIS, BCDR products also include ALTO, a smaller capacity BCDR solution. Available in 2 terabyte and smaller capacity models, ALTO provides many of the same capabilities of SIRIS without local virtualization on the device. The same agents are used to collect server or workstation images and ALTO is managed from the same management portal in the Datto Cloud, but with ALTO all failover virtualization occurs only in the Datto Cloud.

Datto Continuity for Microsoft Azure ("DCMA"). Datto Continuity for Microsoft Azure is an extension of Datto's flagship BCDR product line, focused squarely on protecting data in Microsoft's public cloud. This first-of-its-kind product uses Datto's industry leading technology, but is built and deployed natively in the cloud. DCMA delivers full platform independence from Microsoft, superior insulation from ransomware attacks, elimination of single cloud outage risk, and true business continuity to minimize the potential for downtime. Datto delivers this new technology with its familiar approach for MSPs: a fixed, predictable monthly price (e.g., no egress fees), an integrated and intuitive single user interface that enables on-premise, private cloud and public cloud workloads to be easily operated together as a hybrid cloud, and 24x7 technical support for our MSP partners.

Cloud Continuity. Cloud Continuity is an extension of Datto's flagship BCDR product line with a focus on the PC market. The COVID-19 pandemic fueled growth of the PC market over the last two years and has significantly expanded this market opportunity. This product line marries the core Datto all-in-one, image-based continuity solution and adds on a key innovation - it replicates data directly to the Datto Cloud, without the need for any hardware or virtual appliance on the local network. In the event of a ransomware attack, device loss or theft, or any other event that impacts the data on the PC, Cloud Continuity allows MSPs to quickly and easily restore the full disk image, or any specific files with a simple recovery approach.

SaaS Protection +. SaaS Protection + includes Datto SaaS Protection and Datto SaaS Defense. Datto SaaS Protection is a reliable, automated and secure backup and restoration product for Microsoft 365 and Google Workspace data. Microsoft and Google currently recommend the use of a third-party backup service because Microsoft 365 and Google Workspace do not directly backup user data. MSPs deploy SaaS Protection seamlessly for their SMB customers in a few simple steps, and can quickly start to take regular backups of user emails, files and sites, storing these backups in the Datto Cloud. MSPs help end-users easily recover from data loss, including ransomware attacks, accidental or malicious deletion and cancelled employee accounts—all from our cloud management portal. Datto SaaS Defense is an advanced threat protection solution that detects zero-day threats at the first encounter. SaaS Defense’s data-independent technology detects unknown threats that other solutions miss by analyzing the composition of an email, chat, or document instead of only scanning for known security threats. SaaS Defense provides robust threat protection for Microsoft 365 applications, including Exchange, OneDrive, SharePoint, and Teams.
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
Networking Products
Datto Networking delivers a suite of cloud-managed networking products for MSPs to efficiently deploy to their SMB customers. Networking products currently include:
Access Points. Our WiFi access points deliver high-powered wireless mesh networks with seamless roaming. These 802.11AX access points include quad-core processors to ensure all of the WiFi 6 features have the necessary processing power to deliver the performance required by SMBs.
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

Endpoint Management Products
Datto Endpoint Management consists of a cloud-based platform which enables MSPs to remotely secure, monitor, manage and support their SMB customers' endpoints to reduce costs, protect against cyber threats and increase service delivery efficiency.
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

Business Management Products
Datto Business Management consists of integrated SaaS offerings that enable MSPs to be more efficient at scale, including:

Autotask Professional Services Automation. Autotask PSA is a complete IT business management product that is purpose-built for MSPs and delivers the mission-critical tools an MSP needs to run its business. Continuing to deliver 99.99% uptime in 2021, Autotask PSA pioneered cloud-delivered PSA and provides dashboards that help MSPs turn data into actionable business insights. It enables partners to monitor their sales pipeline, track technician productivity and evaluate customer profitability. It includes device management, ticketing, project management, customer relationship management, invoicing, inventory management and resource management. In addition, our open architecture application programming interface ("API") has enabled more than 200 industry-leading vendors to integrate their business-critical applications with Autotask PSA to further simplify workflows for MSPs. Autotask PSA centralizes business operations and enables quick, data-driven decisions through rich dashboards, customizable alerts and business intelligence tools.
Datto Commerce. Datto Commerce is an intuitive, cloud-based sales platform built for MSPs. It includes quoting, procurement and ecommerce tools for MSPs to drive efficiency and profit margins. The Datto Commerce platform automates procurement with supplier data feeds, allows MSPs to create and send branded quotes to their SMB customers, and provides configurable e-commerce store-fronts for MSPs to offer to their customers. Datto Commerce also integrates with Autotask PSA and other leading PSA platforms and accounting packages.
Our Technology
Unified Continuity, Networking, Endpoint Management and Business Management products are based on a two-level, multi-tenant, private, hybrid cloud architecture. Designed to provide ease of deployment and a high degree of flexibility, our technology enables MSP partners to deliver managed services across a broad range of scenarios at scale.
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

Our Partners
Datto creates technology for MSPs, enabling them to deliver managed services to their SMB customers and also enabling MSPs to efficiently operate their own businesses. MSPs represent substantially all of our revenue and are referred to as our “partners.” Our MSP partners purchase our products on a subscription basis for inclusion in managed services sold to their end-customers in a recurring revenue model or for their own use. Our MSP partners range in size from very small to mid-sized, and primarily serve SMBs, often managing an SMB customer’s entire IT environment. In smaller MSPs, the business owner or CEO is typically the purchaser of Datto products, and in larger MSPs, the purchaser is often the Vice President of Product or Chief Technology Officer.
Our Unified Continuity, Networking and Endpoint Management products are purchased by MSPs for resale to their SMB customers as part of their managed services offerings, with subscription fees based on workloads or applications protected through our BCDR products, the number of Microsoft 365 or Google Workspace employee accounts at the SMB domains that our MSP partners protect through our SaaS Protection+ products, or the number of endpoints managed and protected through our RMM platform. Generally, an MSP first purchases a subscription to assess our products and evaluate whether to include them in their managed service offering. Following a successful initial assessment, the MSP typically adds to their subscriptions to cover additional workloads, applications, seats and endpoints for its customers over time. Our Business Management products are purchased by an MSP for their own use, with subscription fees based on their number of seats.
As of December 31, 2021, we partnered with more than 18,500 MSPs serving over 1.5 million SMBs. We count partners as MSPs with active subscriptions for one or more of our products at the end of the measured period. Our revenue is highly diversified across our entire partner base, with no single partner making up more than 0.5% of our ARR. As of December 31, 2021, we had over 1,400 MSP partners that each contributed more than $100,000 of ARR.

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
Competition
We operate in a dynamic industry driven by the technology needs of SMBs and MSPs. Our competition is generally comprised of MSP-focused vendors, enterprise IT vendors and emerging innovators with niche point solutions. These competitors include:
•Continuity vendors that provide image-based backup solutions with on-premise only, cloud-only or hybrid infrastructure. The level of continuity provided by image-based backup vendors varies widely, from simple image copy to complex image orchestration, copy, failover and failback. Many vendors providing continuity solutions are not exclusively focused on serving MSPs and require customers to procure their own cloud.
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
•Business management and endpoint management software vendors that focus a significant portion of their business on the MSP market provide vertically integrated service management platforms and tools to MSPs to help them operate more efficiently. Many of these vendors are not solely focused on the MSP market, sell directly to end customers to augment their revenue and operate software platforms that are not cloud native.

Key competitive factors in our market include:
•reliability, security and performance of solutions that protect workloads — data, applications and configurations — and ensure uptime for SMBs;
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
Marketing and Sales
Our marketing and sales approach begins with our leading content marketing programs that attract MSPs, nurturing these contacts and then efficiently delivering qualified leads to our sales team to close. Once a new MSP is added to our platform, our sales team works with them to help them grow. Using our go-to-market enablement programs, MSPs add new SMBs, upsell into their existing SMB customers as they add new employees, applications or endpoints, and cross-sell additional Datto products. Post-sales engagement with our service and success teams ensures partners are either effectively using or are enabled to resell our products, and ongoing relationship management at scale allows our partners to sell, upsell and cross-sell more of our products.
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
We also foster one of the largest MSP communities in the world through our numerous events. DattoCon and MSP Technology Days are among the largest MSP events in the world. In 2021, our dedicated community development team hosted over 150 Datto virtual and in-person events for our partners and prospects around the globe, educating them on best practices, refreshing them on the latest technology and providing insights they can use to grow their businesses. We also exhibit at third-party in person and virtual tradeshows where we continue to engage with MSPs and expand the Datto brand. We believe that fostering a cohesive MSP community and serving as a trusted thought leader for MSPs around the world helps drive MSP growth, which in turn drives Datto growth. These events, combined with our content and digital marketing strategies, help ensure that our partners stay in touch with our brand, maintaining our lead in the MSP market.
Sales
We believe that leveraging the MSP channel creates high levels of sales productivity at low customer acquisition costs, allowing us to efficiently reach SMBs. We add MSP partners to our platform primarily through our sales team. There are three sales teams pursuing new MSP partners and covering our existing partner base: Sales Development Representatives ("SDRs"), MSP Acquisition Representatives ("Hunters") and MSP Growth Representatives ("Farmers"). SDRs review leads from our marketing team and qualify new partner opportunities, and Hunters are responsible for pursuing and closing these opportunities, leading to a new MSP partner adopting one or more of our products. Farmers work with our partners after their first purchase and build relationships, focusing on increasing the penetration of and upselling existing products, as well as cross-selling additional products. Our sales teams are organized by geography, consisting of the Americas, EMEA and APAC.

Our MSP partners become multipliers to our sales team with our Unified Continuity, Networking and Endpoint Management products. With aligned incentives, our Farmers and our partners’ own sales teams work together at scale using a range of “sell with” tactics along with the enablement and training resources available on our marketing platform to help such partners grow their base of SMB customers purchasing managed services powered by Datto solutions and expand their footprint within those customers.

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

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as confidentiality and other contractual restrictions to protect our proprietary rights, including our proprietary technology, software, know-how and brands. As of December 31, 2021, we owned 35 issued U.S. patents, with expiration dates ranging from September 2025 to September 2040. We have also filed 15 patent applications in the United States which are pending, and four patent applications with the Patent Cooperation Treaty (PCT). We cannot be assured that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow the scope of the claims sought. We do not believe that we are materially dependent on any one of our patents, issued or pending.
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

Human Capital

Datto’s mission to create enterprise-grade technology for SMBs delivered through MSP partners begins with its commitment to Datto employees. We think that the innovation Datto provides to the MSP community is inextricably linked to our talented, world-class global workforce, and that our ability to recruit, retain and develop highly skilled talent is critical to our future success and growth. As of

December 31, 2021, we had 2,089 employees, of which 1,569 (75%) were employed in the United States and 520 (25%) were employed outside of the United States. We are not party to any collective bargaining agreements.

Compensation & Benefits

Our rewards programs are designed to attract, reward, and retain our talented employees globally. We offer programs that are highly competitive, locally relevant and provide the resources needed to live a full and balanced life. Our compensation packages include base salary, opportunities for equity ownership, and commission or bonuses for selected roles. In addition, we offer an employee stock purchase plan, through which eligible employees may choose to buy Datto common stock at a discount twice a year.

Our benefits include comprehensive healthcare, income protection insurance, time off and leave programs, retirement programs and additional resources to support employees' overall well-being. Our health benefits include medical plans including telemedicine, dental plans, vision, flexible spending accounts, and health savings accounts. Our employees participate in flexible vacation policies, paid time off, and paid parental and family leave. We support our employees’ financial health with a 401(k) plan with company matching contributions, disability and life insurance. Employee well-being is further supported with access to an employee assistance program, subscriptions to well-being apps, virtual yoga and a robust recognition program.

We evaluate our compensation and benefit offerings on an annual basis to ensure competitiveness and we adjust our programs as needed. We believe these programs deliver compensation and benefits that are competitive with other companies with whom we compete for talent.

Diversity, Equity & Inclusion

At Datto, we are a global team. We strive to be a diverse and equitable workplace, where everyone is valued, included, and has equal access to growth and development opportunities to maximize their full potential. We value diverse perspectives and foster a culture of transparency and trust. We will listen to all voices and model inclusive behavior as essential to our core values. We will invest in and empower our employees and partners as they deliver mission critical technology to small and medium businesses.

We strive to maintain an inclusive environment free from discrimination of any kind. We believe that fostering this environment builds a foundation on which our employees are empowered to do their life's work. Our employee resource groups ("ERGs") are company-sponsored groups of employees that promote and support certain objectives including inclusion and diversity, career development and networking. As of December 31, 2021, we sponsored four ERGs: Datto Women in Technology, Datto Pride, Datto Culture, and Datto Familia.

We require unconscious bias training across our entire organization. In addition, we support the development of our leadership team by embedding trainings on leading inclusively in all levels of our management and leadership development programs. We aim to ensure our employees are aware of different ways to notify management of inappropriate behavior, including through a confidential hotline. Any and all reports of inappropriate behavior are taken very seriously and thoroughly investigated and remediated.

Employee Learning & Development
We offer high-quality learning experiences across our global business. This includes an extensive onboarding program, robust sales, product and technical training, as well as a comprehensive professional skills curriculum focused on managerial and leadership skills. We also launched an internal networking and mentoring program intended to connect employees across Datto to foster relationships, development and the exchange professional and personal experiences, skills, and career paths. Datto also has an extensive library of online, self-paced learning offerings enabling employees access to real-time learning targeted to their specific development needs.
General Corporate Information
Our principal executive offices are located at 101 Merritt 7, Norwalk, Connecticut 06851. Our telephone number is 888-995-1431. We were incorporated in 2017 as Merritt Topco, Inc., a Delaware corporation, and changed our name to Datto Holding Corp. in connection with our initial public offering, or IPO, in 2020. We are a holding company and all of our business operations are conducted through our subsidiaries.
Other Available Information

Our website address is www.datto.com. We make available on the Investor Relations section of our website, which can be found at investors.datto.com, free of charge, our Annual Reports on Form 10-K, Quarter Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practical after filing such documents with, or furnishing such documents to, the Securities and Exchange Commission ("SEC").

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We use these mediums, including our website, to communicate with our stockholders and the public about our Company.

The information contained on, or that can be accessed through, the websites referred to above are not incorporated into this Annual Report. Further, our references to the website addresses are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS.
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
Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to the COVID-19 Pandemic
•our business could experience adverse impact as a result of the COVID-19 pandemic, which remains highly uncertain;

Risks Related to our Brand and Industry
•we face intense competition in our market;
•we depend on growth in the SMB IT market;
•our competitive position will be harmed if we do not respond promptly to end-user needs in the rapidly evolving SMB IT market;

Risks Related to our Business
•our operating results may vary significantly from period to period and be unpredictable;
•our success depends on our ability to recruit, retain and develop key employees and management personnel;
•we may not be able to achieve or sustain the same level of cash flows in the future;
•if we are unable to attract new MSP partners, our future results of operations could be harmed;
•we may be unable to sell additional products and subscriptions to our MSP partners;
•our revenue from subscription offerings is recognized over the term of the service period;
•we may fail to manage our growth effectively;
•our business is susceptible to risks associated with international operations;
•volatility in the global economy could adversely impact our continued growth, operations and forecasts;
•our ability to sell our products and subscriptions will be very limited if our MSP partners fail to perform;
•our business could be materially and adversely affected as a result of natural disasters, terrorism or other catastrophic events;
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
•we could be obligated to provide credits for future service if we fail to meet certain contractual commitments;
•our limited operating history makes it difficult to evaluate our current business and prospects;
•acquisitions present many risks and we may be unable to successfully integrate acquired businesses;
•we may become involved in litigation that may materially adversely affect us;
•if our reputation is harmed, we could lose partners or fail to increase the number of our partners;
•we may be unable to maintain our corporate culture as we grow and our business may be harmed;
•foreign currency exchange rate fluctuations could harm our financial results;
•our director and officer liability insurance may be insufficient, which would harm our financial condition;
•we may not be able to accurately or timely report our financial condition or results of operations;
•our internal controls over financial reporting may be determined ineffective and our auditors may issue an adverse report;
•we may experience difficulties in continuing to implement our enterprise resource planning system;
•changes in financial accounting standards or practices may affect our reported results of operations;
•our estimates or judgments relating to our critical accounting policies may prove incorrect;
•changes in tax laws or regulations could increase the costs of our solutions and harm our business;
•our ability to utilize our net operating loss carryforwards may be limited;

Risks Related to Systems and Intellectual Property
•our information technology and internal systems may be subject to penetration from external attackers or insiders;
•our operating results could be harmed if Microsoft or Google restrict access to their application programming interfaces;

•interruptions in services provided by our data centers or third parties could impair the delivery of our service;
•defects or other vulnerabilities in our third-party software could harm our reputation or reduce sales;
•the material stored on our servers may subject us to negative publicity, legal liability and expenditures;
•interruptions or delays from our data centers or third parties could impair delivery of our service;
•our products may become less competitive or obsolete if we fail to integrate our products with third party platforms;
•we are exposed to liability for intellectual property infringement and other similar claims and losses;
•the success of our business depends in part on our ability to protect and enforce our intellectual property rights;
•our ability to provide services to our partners depends on availability of high-speed internet access;
•we use open source software, which could affect our ability to sell our products and expose us to litigation.

Risks Related to Regulatory Compliance
•governmental export controls could impair our ability to compete internationally and subject us to liability;
•our failure to comply with legal requirements, contractual obligations and industry standards regarding security, complex and evolving data protection and privacy regulations within the U.S. and internationally could have an adverse effect on our reputation, business and financial condition;
•we function as a HIPAA “business associate” for certain of our MSP partners, subjecting us to additional liability;
•if we fail to comply with anti-corruption laws, we could be subject to penalties and civil and/or criminal sanctions;

Risks Related to Our Indebtedness
•we could incur substantial indebtedness that could adversely affect our business and growth prospects;
•we may not be able to generate sufficient cash flow to service any indebtedness;
•our 2020 Credit Agreement restricts our ability to respond to certain changes or to take certain actions;
•we may be unable to refinance any indebtedness we may incur;
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
•the requirements of being a public company may strain our resources and distract our management;
•provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders;
•our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us;
•our operating results and stock price may be volatile, and the market price of our common stock may drop;
•a significant portion of our outstanding shares may be sold into the market, reducing the market price of our common stock;
•we have no plans to pay regular cash dividends for the foreseeable future;
•if industry analysts do not report, or if they provide a negative recommendation, our stock price could decline; and
•we may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could depress the price of our common stock.

Risks Related to the COVID-19 Pandemic
The ultimate impact of the ongoing COVID-19 pandemic remains highly uncertain.

While we have not yet incurred significant disruptions from the COVID-19 pandemic, COVID-19 continues to spread throughout the United States and globally, and the duration, magnitude and severity of its effects and ultimate impact on our business and financial condition remain uncertain. Efforts to combat the COVID-19 virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. While travel bans and restrictions, shelter-in-place orders, shutdowns, and other government orders and restrictions have been eased since the inception of the pandemic, uncertainty continues to exist regarding such measures and potential future measures. Current restrictions and orders may continue and future measures may be enacted, all of which could result in business disruptions and closures, slowdowns and delays, supply chain disruptions, work-from-home policies, and cancellation or postponement of events, among other effects, which could adversely impact our operations, including affecting the behavior and operations of our MSP partners, their SMB customers and our suppliers.
In response to these government actions and mandates, we have modified and may continue to modify our business practices, including, among others, permitting almost all employees to work from home, substantially curtailing employee travel, cancelling or shifting events and conferences to virtual-only, increasing inventories of key device and cloud infrastructure components, and working with our network of suppliers to ensure future orders can be fulfilled. Our results of operations, financial condition and ability to operate normally could be harmed as a result of these changed business practices.
Additionally, the COVID-19 pandemic has caused a global recession and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID-19 pandemic, as well as measures taken to contain the spread of COVID-19, could decrease the spending of our existing and potential new MSP partners or their SMB customers; cause our MSP partners to fail to renew, reduce, shorten, terminate, or renegotiate their subscriptions for our services; and lengthen collection periods of accounts receivable. Some of our MSP partners or their SMB customers have experienced and may continue to experience financial hardships which could result in delayed or uncollectible payments. In particular, SMBs may be more susceptible to the adverse effects of economic fluctuations, including as a result of the COVID-19 pandemic. Any of these developments could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

 The inability to meet in person with potential MSP partners or customers, to participate in in-person conferences and other industry events that lead to sales generation could lead to decreased effectiveness of our employees which could result in reduced sales, longer time periods to deploy software and support our products, or other decreases in productivity that could adversely affect our results, . We may experience difficulties in recruiting, engaging or retaining personnel because of our more highly dispersed workforce. In addition, as a result of financial or operational difficulties, our suppliers may experience delays or interruptions in their ability to provide services to us, if they are able to do so at all. Any disruptions to services provided to us by third parties that we rely upon to provide our solutions, including as a result of actions outside of our control, could significantly impact our continued performance. The COVID-19 pandemic may also heighten other risks described below.
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
We operate in an intensely competitive and dynamic industry driven by the technology needs of SMBs and MSPs. We expect competition to increase in the future from established competitors and new market entrants. SMBs are increasingly turning to MSPs, to service their technology needs because of increasing complexity and enhanced regulatory and security risks. MSPs, as a result, are constantly looking for the next service offering for their customers. Our competition is generally comprised of enterprise IT vendors and emerging innovators with niche point solutions, which include:
•Continuity vendors that provide image-based backup solutions with on-premise only, cloud-only or hybrid infrastructure. The level of continuity provided by image-based backup vendors varies widely, from simple image copy to complex image orchestration, copy, failover and failback. Many vendors providing continuity solutions are not exclusively focused on serving MSPs. Vendors in the continuity space include Axcient, StorageCraft and Veeam.
•Networking vendors that sell a mix of edge routers, WiFi access points and switches to small, medium and large businesses. Typically, these vendors deliver either enterprise scale products at a high price point, or commodity products at a low price point. Vendors in this space include Aruba, Cisco Meraki and Ubiquiti.
•Endpoint management and business management software vendors that focus a significant portion of their business on the MSP market, providing vertically integrated service management platforms and tools to MSPs to help them operate more efficiently. Many of these vendors are not solely focused on the MSP market, sell directly to end customers to augment their revenue and operate software platforms that are not cloud native. ConnectWise, Kaseya and N-Able are examples of such vendors.
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
MSPs or SMBs that use legacy products and services of our competitors may believe that these products and services are sufficient to meet their IT needs or that our platform only serves the needs of a portion of the SMB IT market. Accordingly, these organizations may continue allocating their IT budgets for such legacy products and services and may not adopt our Unified Continuity, Networking, Endpoint Management and Business Management software, solutions and hardware. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of the products we offer. As a result, these organizations may prefer to purchase from their existing suppliers rather than to add or switch to a new supplier using our products and services, regardless of product performance, features or greater service offerings, or may be more willing to incrementally add solutions to their existing IT infrastructure from existing suppliers than to replace it wholesale with our solutions.
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
Demand for SMB IT is linked to growth in the amount of data generated and stored, demand for data retention and management (whether as a result of regulatory requirements or otherwise) and demand for and adoption of new storage devices and networking technologies. Because our software, solutions and hardware are concentrated within SMB IT, if the demand for unified continuity, networking, endpoint management or business management solutions declines or develops more slowly than we expect, our sales, results of operations and financial condition would be materially adversely affected. Segments of the IT services industry have in the past experienced significant economic downturns. The occurrence of any of these factors in the data and information management software market could materially adversely affect our sales, results of operations and financial condition.

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
The SMB IT market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our users operate in markets characterized by rapidly changing technologies and business plans, which require them to adopt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our long-term growth depends on our ability to continually enhance and improve our existing products and develop or acquire new products that address the common problems encountered by technology professionals on a daily basis in an evolving IT services market. If we fail to accurately predict the changing needs of SMBs or MSPs and emerging technological trends in the SMB IT market, including in the areas of unified continuity, networking, endpoint management and business management, our business and operating results could be harmed. In particular, our continuity solutions represent a significant source of our revenue and any decrease in demand for these solutions resulting from our competitors’ technologies or changing SMB needs would adversely impact our revenue and operating results.
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
There can be no assurance that we will successfully identify opportunities for new products and subscriptions, develop and bring new products and subscriptions to market in a timely manner or achieve market acceptance of our products and subscriptions, or that products, subscriptions and features developed by others will not render our products, subscriptions, features or technologies obsolete or noncompetitive. The increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing for both our on-premise and cloud-based offerings, as well as overall demand for our on-premise software and service offerings, which could reduce our revenues and harm our results of operations. Specifically, our Unified Continuity business line may be adversely affected by technological advances that allow similar services to be effectively provided through the public cloud, which could drastically reduce the demand for on-premise backup solutions. Currently, our on-premise offerings provide backup recovery services and response times that greatly exceed the offerings that can be provided by solely cloud-based providers. We are able to provide these superior services in part because of to the physical on-premise location of the devices that enable many of our business continuity and disaster recovery, or BCDR, solutions. Currently, the cloud technology cannot compete with our BCDR services because of transmission constraints and cost factors, as well as lack of control over data in the public cloud. However, if competitors were to develop affordable public cloud-based technologies that could provide similar BCDR response times and services, these competitors could replace the need for our hybrid on-premise offerings and solutions. If this public cloud-based technology were to develop and be offered to the market and we did not adequately adapt our own offerings, we would face the risk of MSPs and SMBs choosing our competitors’ cloud-based offerings in lieu of our offerings.

Risks Related to our Business
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
•our inability to fulfill our MSP partners’ orders because of supply chain delays or events that impact our manufacturers or their suppliers;
•changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products;
•future accounting pronouncements or changes in our accounting policies;
•future changes in tax rates or tax reforms in jurisdictions in which we operate;

•increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates, as an increasing amount of our revenue and expenses is generated and incurred and paid in currencies other than the U.S. Dollar;
•increases or decreases in our expenses caused by fluctuations in tariffs between the United States and countries in which we have supplier relationships;
•political, economic and social instability, including, for example, uncertainty caused by the United Kingdom's exit from the European Union commonly referred to as “Brexit,” and continued hostilities in the Ukraine and the Middle East, terrorist activities and any disruption these events may cause to the broader global industrial economy; and
•general macroeconomic conditions, both domestically and in our foreign markets that could impact some or all regions where we operate, including the global economic effect of COVID-19.
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
We expect our operating expenses may increase over the next several years as we hire additional personnel, expand our operations and infrastructure, both domestically and internationally, pursue business combinations and continue to develop our software, hardware and services. As a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be able to achieve or maintain profitability in future periods. While historically our total revenue has grown, not all components of our total revenue have grown consistently. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our software, hardware or services, increasing competition, any failure to gain or retain or increase sales to MSP partners, a decrease in the growth of our overall market, our technology or services becoming obsolete because of technical advancements in the SMB IT market or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain cash flows on a consistent basis could cause us to halt our expansion, not pursue strategic business combinations, default on payments due on existing contracts, fail to continue developing our software, hardware and services or result in other negative changes in our business.

If we are unable to attract new MSP partners, our future results of operations could be harmed.
To increase our revenue and achieve and maintain profitability, one important component is our ability to add new MSP partners to purchase our products both for their own use and for resale to their SMB customers. To do so, we must successfully convince MSP partners that, as they adopt and look to resell our software and technology, including Unified Continuity, Networking, Endpoint Management and Business Management products, our products provide significant advantages over legacy software and technology and are more marketable to SMBs. In addition, numerous other factors, many of which are out of our control, may now or in the future impact our ability to add new MSP partners, including potential MSP partners’ commitments to legacy software and technology providers and products, MSP preference for working with other providers of similar products, MSP partners’ and SMBs’ real or perceived switching costs, our failure to recruit, train, retain and motivate sufficient numbers of sales and marketing personnel, our failure to develop or expand relationships with our MSP partners or to attract new MSP partners, failure by us to help our MSP partners successfully deploy, troubleshoot and manage our solutions for their own use or on behalf of SMB customers, negative media or industry or financial analyst commentary regarding us or our solutions, litigation and deteriorating general economic conditions. If our efforts to attract new MSP partners are not successful, our revenue and rate of revenue growth may decline, we may not achieve profitability and our future results of operations could be materially harmed.
If we are unable to sell additional products and subscriptions to our MSP partners or they are unable to resell additional offerings to their SMB customers, our future revenue and operating results will be harmed.
Our future success depends, in part, on our ability to expand the deployment of our software and solutions with existing MSP partners, which are both the customers of our Business Management solutions and our primary channel for effectively reaching their SMB customers with our Unified Continuity, Networking and Endpoint Management solutions. Currently, all of our products are sold on a recurring subscription basis and we rely on SMB demand to drive MSP purchases of our Unified Continuity, Networking and Endpoint Management solutions. Therefore, our success may require increasingly sophisticated and costly sales efforts to collaborate with MSP partners that may not result in additional sales. The rate at which our MSP partners purchase additional products and subscriptions depends on a number of factors, including the perceived need of SMBs for additional or alternative software and technology, including our offerings, as well as general economic conditions.
We rely on revenue from subscription offerings, and because we recognize revenue from subscription over the term of the relevant service period, downturns or upturns in sales of these subscription offerings are not immediately reflected in full in our operating results.
All of our products are sold on a recurring subscription basis, with recurring revenue representing approximately 93% of total revenue for the year-ended December 31, 2021. Sales of new or renewal subscription contracts may decline and fluctuate as a result of a number of factors, including MSP partners’ and SMBs’ level of satisfaction with our products, subscriptions and customer support, the prices of our products and subscriptions, the prices of products and services offered by our competitors and reductions in our MSP partners’ and the SMBs’ spending levels. Accordingly, we must invest significant time and resources in providing ongoing value to our MSP partners and thereby indirectly to their SMB customers. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer. In addition, we recognize subscription revenue monthly over the term of the relevant service period, which is typically one to three years or monthly. As a result, a portion of the subscription revenue we report each fiscal quarter is the recognition of deferred revenue from subscription contracts entered into during previous fiscal quarters.
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

Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We increased our total number of employees to 2,089 as of December 31, 2021, from 1,743 at December 31, 2020. While we intend to further expand our overall business, partner base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business generally and our management of a growing workforce and MSP partner base geographically dispersed across the United States and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to anticipate the necessary expansion of our relationship management, implementation, customer service and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our products to MSP partners located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in Australia, Canada, China, Denmark, Germany, Israel, the Netherlands, Singapore and the United Kingdom. We also expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Although we continue to develop strategies to address international markets, our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. These risks include, but are not limited to:
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
In particular, we operate a portion of our research and development activities internationally and outsource a portion of the coding and testing of our products and product enhancements to contract development vendors. These activities take place in a variety of locations, including China, the United Kingdom, Germany and Denmark. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-

effectiveness of our product development. If we experience problems with our workforce or facilities internationally, we may not be able to develop new products or enhance existing products in a cost-efficient and effective alternate manner.
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
These global economic conditions can result in slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. There has also been increased volatility in foreign exchange markets. These factors make it difficult for us, our MSP partners and our vendors to accurately forecast and plan future business activities. In addition, these factors could cause our MSP partners to slow or defer spending on our solutions, which would delay and lengthen sales cycles and negatively affect our results of operations. If such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Datto helps businesses recover in the wake of disaster by providing full image-based backup, virtualization and restore of a SMB’s full environment, as well as software as a service, or SaaS, application backup and restore and network monitoring and management. However, any material disruption caused by natural disasters, including fires, floods, hurricanes, earthquakes and tornadoes, power losses or shortages, environmental disasters, telecommunications or business information systems failures or break-ins and similar events could still adversely affect our ability to conduct business. If such disruptions result in cancellations of orders or contribute to a general decrease in economic activity or corporate spending on IT, or impair our ability to meet our MSP partner demands, our operating results and financial condition could be materially adversely affected. Additionally, if such disruptions were to occur within the Datto data centers and caused us to be unable to provide our continuity services, our business and operations would be materially adversely affected.

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
Because we depend on manufacturing partners to build and ship components of our products, we are susceptible to manufacturing and logistics delays and pricing fluctuations that could prevent us from shipping orders on time, if at all, or on a cost-effective basis, which may result in the loss of sales and loss of our MSP partner relationships. Manufacturing and shipping of supplies could be further delayed because of supply chain shortages from the reopening of economies as a result of COVID-19.
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
As economies around the world reopened in 2021 following the shutdowns resulting from the COVID-19 pandemic, sharp increases in demand have created significant disruptions in the supply chain, which may affect the Company’s ability to receive goods on a timely basis. These supply chain disruptions have been caused and compounded by many factors, including capacity constraints, labor shortages and shipping container shortages. The Company monitors and attempts to mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties relating to the magnitude and duration of the global supply chain disruptions may adversely affect our business and financial conditions.
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

If we fail to meet contractual commitments related to response time, service level commitments relating to our endpoint management and business management tools or quality of professional services, we could be obligated to provide credits for future service, or face contract termination, which could adversely affect our business, operating results and financial condition.

Certain of our agreements contain service level agreements for our endpoint management and business management tools, under which we guarantee specified availability of our products and solutions. If we are unable to meet the stated service level commitments to our partners or suffer extended periods of unavailability of our products or solutions, we may be obligated to provide affected partners with service credits or partners could elect to terminate and receive refunds for prepaid amounts. Any failure to meet these contractual commitments could adversely affect our revenue, operating results and financial condition and any failure to meet service level commitments or extended service outages of our product offerings could adversely affect our business and reputation as partners may elect not to renew and we could lose future sales.

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
•charges to our operating results because of duplicative pre-merger activities;
•costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention or relocation expenses;
•potential loss of key employees of the companies we acquire;
•our responsibility for the liabilities of the businesses we acquire;
•identification of, or changes to, assumed contingent liabilities;
•charges to our operating results resulting from the expensing of certain stock awards assumed in an acquisition;

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
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent and other intellectual property claims, commercial, product liability, employment, class action, whistleblower and other litigation and claims and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot be certain that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
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

We conduct significant transactions, including revenue transactions and intercompany transactions, in currencies other than the U.S. Dollar or the functional operating currency of the transactional entities. In addition, our international subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of currencies relative to the U.S. Dollar may impact our consolidated revenues and operating results because of transactional and translational remeasurement that is reflected in our earnings. It is particularly difficult to forecast any impact from exchange rate movements, so there is risk that unanticipated currency fluctuations could adversely affect our financial results or cause our results to differ from investor expectations or our own guidance in any future periods. In addition, the announcement of Brexit adversely impacted global markets, including currencies, and resulted in a decline in the value of the British pound, as compared to the U.S. Dollar and other currencies. Volatility in exchange rates and global financial markets is expected to continue as a result of a number of factors, including uncertainty surrounding Brexit and the recent political and economic uncertainty globally.
Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse impact on our financial condition, results of operations and cash flows.
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
We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover such claims. Further, should a coverage dispute arise, we may also incur significant expenses in relation to litigating or attempting to resolve any such dispute. Accordingly, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse impact on our financial condition, results of operations or cash flows.
We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, which was remediated over the course of 2021.

Even if the previously disclosed material weakness has been remediated, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
We are subject to tax in the U.S. and numerous international jurisdictions. Comprehensive tax reform legislation in any of the jurisdictions in which we operate could significantly increase our effective tax rate and may have an adverse impact on our results of operations, cash flows and financial condition. In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our partners to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our partners to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future partners may elect not to purchase our solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our partners’ and our compliance, operating and other costs, as well as the costs of our solutions. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance.
Our ability to utilize our net operating loss carryforwards may be limited.
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
In addition, our ability to use our federal, state and foreign net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. Refer to Note 15. Income Taxes to the consolidated financial statements for further discussion of net operating loss carryforwards as of December 31, 2021.

Risks Related to Systems and Intellectual Property
Our software, website, hardware, hosted and internal systems may be subject to intentional or accidental disruption or penetration from external attackers or insiders that could adversely impact our reputation and future sales. If our end-users or third-party service providers experience data losses, security incidents and breaches via our products or solutions, our brand, reputation and business could be harmed.
Our MSP partners rely on our archiving and other solutions to protect, transfer or store the corporate data of their SMB customers, which may include financial records, credit card information, business information, health information, other personally identifiable information or other sensitive personal information. Due to the nature of our business and our storage of this sensitive data, we have previously and could be in the future a target of, or subject to, a wide variety of attacks or security incidents. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, trojans, worms and ransomware), employee theft or misuse, password spraying, phishing, credential stuffing and denial-of-service attacks, we also face threats from sophisticated organized crime, nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks our internal systems and our MSP partners’ systems, as well as the virtualized systems of our MSP partners and the information that those systems store and process. We could also experience security incidents resulting from non-malicious but incorrect actions (or inactions) of our employees or business partners that could affect our security.
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
Experienced computer hackers may attempt to penetrate our infrastructure or applications as a result of an inadequate security posture or ineffective controls (i.e. missing patches, technology failures, etc.) or attempt to trick our employees into taking actions that compromise our security (such as via phishing or business email compromise attacks) in order to misappropriate proprietary information and/or cause interruptions of our services and/or expose perceived security vulnerabilities. It is also possible that systems may be disrupted or our sensitive information or the information of our SMBs might be exposed because of malfeasance or errors by employees or contractors.
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
Security breaches impacting us could result in a risk of loss, unavailability or unauthorized disclosure of sensitive SMB customer information, which, in turn, could lead to significant legal and financial exposure, regulatory or government audits and investigations and possible liability (including regulatory fines), a loss of confidence in our security, interruptions or malfunctions in our operations. Ultimately, any of these consequences could have a negative impact on our ability to attract new MSP partners and to grow or maintain our revenue. Specifically, loss of confidence in our operations and products may cause a significant portion of our MSP partners to terminate their monthly subscriptions, thereby causing a significant decrease in revenue. Furthermore, any such breach, including a breach of the systems or networks of our third-party suppliers or integrators, could compromise our systems or networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our networks, or the networks of our MSP partners, and the information stored on our network or the networks of our partners could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, of our systems or networks or the systems of our partners, whether or not any such breach is because of our vulnerability, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of partners and sales, increased costs to remedy any problem and costly litigation or regulatory fines.
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

If Microsoft or Google were to restrict access to the application programming interfaces, or APIs, we rely on in order to back up Microsoft 365 and Google Workspace, our operating results could be harmed.
We work with Microsoft and Google to make efficient use of Microsoft 365 and Google Workspace APIs in order to efficiently consume data and restore services. If Microsoft or Google were to make these APIs (or similar APIs for successor products) unavailable to companies like Datto, we would not have an alternate solution to backup Microsoft 365 and Google Workspace. As a result, our operating results and revenue may be harmed if MSPs decline to renew their subscriptions with us as a result of our inability to backup Microsoft 365 and Google Workspace.
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
We have no intention to begin monitoring the contents or nature of the data that is being stored through our solutions. Accordingly, because of the storage of sensitive, illegal or controversial material, we may face in the future reputational harm, or harm to our results of operations and financial condition loss of partners, legal proceedings or actions against us by government entities or others.
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
We currently lease spaces from data center service providers in the United States, Canada, the United Kingdom, Germany, Iceland, Singapore and Australia and our servers that are stored at these data centers form the basis of the Datto Cloud. In addition to relying on our data center service providers, we also rely on other third parties to maintain our cloud infrastructure and deploy our solutions. Any damage to, or failure or disruption of, the systems of our data centers, including from cyber-attacks, natural disasters, fires, floods, telecommunications failures, power loss or other similar events beyond our control, could result in interruptions to our service or our ability to successfully restore an end-user’s data when needed. The failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our solutions, impair the functionality of our solutions or impede our ability to scale our operations.
As we continue to add data centers, restructure our data management plans and increase capacity in existing and future data centers, we may move or transfer our data and our MSP partners’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Similarly, some of our solutions’ features run or depend on IT services run by third parties, such as data feeds or public clouds, and an extended failure of such services might materially and adversely impact our ability to provide our services to our partners. Furthermore, some of our sales and business operations depend in part on third-party IT service providers and if those services were to be unavailable for extended periods of time it might materially and adversely affect our ability to operate.
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
Data privacy and information security have become significant issues in the United States and in many other countries where we have employees and operations and where we offer licenses or cloud subscriptions to our offerings. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage and security of personal information. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory environments. For example, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that may increase data breach litigation. The CCPA was amended in September 2018 and September 2019 and went into effect on January 1, 2020. While these amendments have helped with understanding certain aspects of the law, we cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, the California Privacy Rights Act ("CPRA") was approved by California voters in the election on November 3, 2020. The CPRA, which becomes effective on January 1, 2023, will significantly modify and expand the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Similar comprehensive privacy laws have been enacted in the states of Virginia and Colorado, each of which will become effective in 2023. Given the novelty of the Virginia and Colorado laws and the relative lack of regulatory guidance under the CPRA, it is not fully known how these state privacy laws will be interpreted and enforced.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy or data protection legal framework with which we or our MSP partners must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that is associated with an identifiable or which identifies or may be used to identify or locate an individual. Examples include identifiers such as names, email addresses and, in some jurisdictions, Internet Protocol, or IP, addresses and data that may be associated with identifiers, including items such as marketing records, sales records, financial records, content and correspondence. These laws and regulations often are more restrictive than those in the United States and are rapidly evolving. For example, the E.U. General Data Protection Regulation (the "EU GDPR" or "GDPR") restricts the transfer of personal data outside of the European Economic Area ("EEA"), imposes stringent obligations relating to data protection and information security and authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. The GDPR restricts the transfer of personal data outside of the EEA. We transfer personal data outside of the EEA and the U.K. for our own internal business purposes and in order to provide our products and services to our MSP partners. The requirements on such transfers are constantly evolving. In Schrems II (C-311/18), the Court of Justice of the European Union (CJEU) invalidated the E.U.-U.S. Privacy Shield data transfer mechanism, which many companies had relied as an acceptable mechanism for transferring such data from the E.U. to the U.S. Other data transfer mechanisms such as the standard contractual clauses approved by the European Commission, which we use in our business to address certain cross-border data transfers, have faced challenges in European courts (including being called into question in Schrems II), and may be challenged, suspended or invalidated. Such developments may cause us to have to make further expenditures on local infrastructure, change internal business processes, change customer facing products, or otherwise affect or restrict sales and operations. It is further unclear how future decisions related to cross-border transfer restrictions may affect related data transfer mechanisms in other jurisdictions such as the Swiss-US Privacy Shield Framework.
Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. If any country in which we have partners were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure, as well as costs of compliance generally, could harm our financial condition.
Because many of the features of our solutions use, store and report on SMB customer data which may contain personal information from SMB customers, any inability to adequately address privacy concerns, to delete stored data at the correct times, or comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our partners may limit the use and adoption of our solutions and reduce overall demand for them. Complying with the GDPR, CCPA or other laws, regulations or other obligations relating to privacy, data protection, data localization or information security may cause us to incur substantial operational costs or require us to modify our data handling practices. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, reputation, financial condition and operating results. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions.
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

In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our MSP partners’ compliance with such standards. Because privacy, data protection and data security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our MSP partners’ compliance with, these standards. New proposed laws and regulations concerning privacy, data protection and information security are continually evolving. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual obligations and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy and data protection are complex and sometimes uncertain, it is possible that these laws, standards, contractual obligations and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our offerings. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our offerings, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our partners may limit the use and adoption of, and reduce the overall demand for, our offerings. Any alleged inability to adequately address privacy, data protection or information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with partners, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, damage our reputation, inhibit sales, slow our sales cycles and adversely affect our business. Privacy and personal information security concerns, whether valid or not valid, may inhibit market adoption of our offerings particularly in certain industries and foreign countries.
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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.K. Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. This risk is particularly significant for us given that we rely so heavily on MSP partners, distributors and other third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We have implemented and continue to update an anti-corruption compliance program but cannot assure you that all of our employees, agents and MSP partners, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Risks Related to Our Indebtedness
We could incur substantial indebtedness which could adversely affect our business and growth prospects.
On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), and certain direct and indirect wholly-owned subsidiaries of Datto Holding Corp., entered into a credit agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the "2020 Credit Agreement"). The 2020 Credit Agreement provides for an initial $200.0 million in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $40.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. As of December 31, 2021, there were no borrowings outstanding and $1.9 million of outstanding letters of credit under the 2020 Credit Agreement. However, we could incur significant indebtedness in the future. In addition to revolving credit loans, the 2020 Credit Agreement provides for the ability of the Borrower to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. In addition, although the financing documents governing our 2020 Credit Agreement contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial. Amounts outstanding under our 2020 Credit Agreement may also subject us to mandatory prepayments in certain circumstances and this mandatory prepayment, and future required prepayments, would reduce our cash available for investment in our business.

In addition, the financing documents governing our 2020 Credit Agreement permit us to incur certain additional types of indebtedness, including liabilities that do not constitute indebtedness as defined in the financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

Our 2020 Credit Agreement, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all. The covenants contained in our 2020 Credit Agreement have important consequences. See “Risk Factors—Risks Related to Our Indebtedness—The terms of the financing documents governing our 2020 Credit Agreement restricts our current and future operations, particularly our ability to respond to changes or to take certain actions."
Furthermore, fluctuations in interest rates can increase borrowing costs and may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial condition and results of operations.
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
The terms of the financing documents governing our 2020 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
The restrictive covenants in the financing documents governing our 2020 Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those financial ratios and tests can be affected by events beyond our control.
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

Our debt currently has a non-investment grade rating. Any rating assigned could be lowered or withdrawn entirely by a ratings agency if, in that ratings agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain debt financing.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. We may have to amend our 2020 Credit Agreement or issue additional equity to raise additional debt. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that constrain our ability to operate the business, restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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
At December 31, 2021, Vista beneficially owned approximately 69.5% of our common stock, which means that, based on its percentage voting power, Vista controlled the vote of all matters submitted to a vote of our board of directors, or our Board, or shareholders, which enables it to control the election of the members of the Board and all other corporate decisions. In addition, our bylaws provide that Vista has the right to designate the Chair of the Board for so long as Vista beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even when Vista ceases to own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant percentage of our stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chair of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chair of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
As a public company, we incur legal, accounting and other expenses that we did not previously incur. In addition, the Company became a large accelerated filer as of December 31, 2021, and no longer qualifies as an emerging growth company ("EGC"). We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming and costly and increase demand on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases as a result of their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies because of ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and could have a material adversely effect on our business, financial condition and results of operations.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to Vista’s beneficial ownership of 69.5% of our common stock as of December 31, 2021, our certificate of incorporation and bylaws, and the Delaware General Corporation Law, or the DGCL, contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. In certain instances outlined below, these provisions do not take effect until Vista’s beneficial ownership of our common stock drops below a certain percentage. As a result, the anti-takeover effect of these provisions is expected to increase over time as Vista’s beneficial ownership decreases. In each instance, these changes will occur automatically pursuant to the terms of our certificate of incorporation and bylaws and without further action by our Board or shareholders upon Vista’s ownership crossing the applicable thresholds. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•provide for a classified board of directors with staggered three-year terms;
•provide that, at any time when Vista beneficially owns, in the aggregate, less than 40% in voting power of the our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•these provisions prohibit shareholder action by written consent from and after the date on which Vista beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;
•provide that for as long as Vista beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when Vista beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Vista beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to it.
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
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

A significant portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In connection with our IPO, we entered in a registration rights agreement with Vista, which requires us to affect the registration of Vista's shares in certain circumstances. If Vista exercises its rights under its registration rights agreement it entered into with us to resell a significant amount of its shares of our common stock, we will not receive any proceeds from those offerings. To the extent the Company is determined to be a well-known seasoned issuer, the registration and sale of shares held by Vista may take place on an expedited basis. In addition, shares of our common stock that we can issue pursuant to our various equity plans can generally be freely sold in the market upon issuance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Our corporate headquarters are in Norwalk, Connecticut, where we lease approximately 134 thousand square feet of office space as of December 31, 2021. We also have offices in several other locations within the United States and international offices in Australia, Canada, China, Denmark, Germany, Israel, the Netherlands, Singapore and the United Kingdom.
We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.

ITEM 3.    LEGAL PROCEEDINGS.
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

ITEM 4.    MINE SAFETY DISCLOSURES.
Not Applicable

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Our Common Stock

Our shares of common stock, $0.001 par value per share, trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “MSP”.

Holders of Record

As of January 31, 2022 there were approximately 11 shareholders of record of our common stock. This figure does not include a greater number of beneficial holders of our common stock whose shares are held by banks, brokers and other financial institutions.

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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index (“S&P 500 Index”) and Standard & Poor’s 500 Information Technology Index (“S&P 500 IT Index”) between October 21, 2020 (the date our common stock commenced trading on the NYSE) through December 31, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Total Return Performance
$150
$100
$50
$—
Dollars
10/21/20
12/31/20
03/31/21
6/30/21
09/30/21
12/31/21
Period
MSP
S&P 500 Index
S&P 500 IT Index

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021, except as previously reported.

Issuer Purchases of Equity Securities

None.

ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

A discussion regarding our financial condition and results of operations for 2021 compared to 2020 is presented below. A discussion regarding our financial condition and results of operations for 2020 compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.
Overview
Datto is the leading global provider of security and cloud-based software solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. We enable our more than 18,500 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform combines mission-critical cloud-based software, technologies and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.
MSPs represent the future of IT management for SMBs. Digital transformation is driving SMB adoption of modern software and technology, while regulatory and data protection requirements and proliferating security threats are increasing the complexity and risk of IT for SMBs. These trends have created an inflection point in SMB outsourcing to MSPs for IT management. MSPs are equipped with the IT resources and expertise SMBs lack, providing a single source to meet all of an SMB’s IT needs. MSPs are trusted to select, procure, implement and manage software and technology stacks that support their SMB customers’ business needs. The number of MSPs continues to grow, with approximately 132,000 MSPs providing this critical function to millions of SMBs worldwide.
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
Our cloud-based platform provides Unified Continuity, Networking, Endpoint Management and Business Management software solutions. Our Unified Continuity offerings ensure the ongoing availability and security of mission-critical IT systems for SMBs in both private and public clouds. Datto’s business continuity and disaster recovery, or BCDR, software enables rapid restoration of an SMB’s full IT environment. Datto’s SaaS Protection is a reliable, automated and secure backup and restoration product for data stored on cloud applications such as Microsoft 365 and Google Workspace. Datto Networking constitutes a suite of MSP-centric networking solutions sold through our MSP partners to easily deliver networking as a managed service. These solutions are simple for MSPs to deploy, configure and manage across their SMB customers through a single portal. Our Endpoint Management software allows MSPs to remotely manage, monitor and secure SMB endpoints. Business Management software provides critical operational tools to MSPs for efficient workflow management and delivery of end-to-end managed services. Our platform also includes a host of business development tools, training and content to help MSPs address the challenges of marketing and selling to SMB customers.

During 2021 we launched two new cloud-based solutions - DCMA and SaaS Defense. DCMA is a comprehensive BCDR solution that protects MSPs and their clients’ data in the public cloud in the event of malicious ransomware attacks, security breaches, and vendor outages. SaaS Defense is an advanced threat protection and spam-filtering solution that provides MSPs with patented technology to proactively detect and prevent malicious malware, phishing, and Business Email Compromise ("BEC") attacks that target Microsoft Exchange, OneDrive, SharePoint, and Teams. The product was built on technology obtained in Datto’s acquisition of Israel-based cyber threat detection company BitDam in early 2021.

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
Unified Continuity subscriptions are priced based on service tier, which is determined by data storage capacity and data retention period for our BCDR products, or by number of Microsoft 365 or Google Workspace employee accounts at the SMB domains that our MSP partners protect and data retention period for SaaS Protection+ offerings. Networking subscriptions are priced based on the volume and type of networking devices ordered. Endpoint Management subscriptions are priced per endpoint device at the SMB for our RMM software. Business Management subscriptions are priced based on the number of employees at an MSP that are able to utilize our PSA product.
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
As of December 31, 2021, our ARR was $658.4 million and our revenue for the year ended December 31, 2021 was $618.7 million, of which approximately 93% was recurring subscription revenue. For the year ended December 31, 2021, our net income was $51.4 million and our Adjusted EBITDA was $175.4 million. As of December 31, 2020, our ARR was $542.8 million and our revenue for the year ended December 31, 2020, was $518.8 million, of which approximately 94% was recurring subscription revenue. For the year ended December 31, 2020, our net income was $22.5 million and our Adjusted EBITDA was $150.5 million. Refer to our discussion of ARR in Key Performance Metrics and Adjusted EBITDA in Non-GAAP Financial Measures.

Trends and Uncertainties

Impact of COVID-19
While we have not incurred significant disruptions from the COVID-19 pandemic, there remains uncertainty relating to the ultimate impact of the pandemic on our business because of numerous global factors, including but not limited to, the severity of the disease, the duration of the pandemic, the reoccurrence or emergence of variants of the virus, the effectiveness and speed of vaccinations, actions taken by government authorities, the impact on our customers and suppliers, supply chain constraints, labor shortages, inflationary pressure and other factors. Specifically, we may experience impacts from customers deferring purchasing and activation decisions, reducing expenses and requesting extended payment terms or relief from payments.

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

Macro-Economic or Industry Trends

We believe favorable industry trends will contribute to the growth of our business, including: increased adoption by SMBs of digital and cloud-based technologies; increasing complexity in IT, which impacts the ability of SMBs to evaluate, select and implement an optimal

IT environment; increased exposure and vulnerability of SMBs to security and regulatory risk, including as a result of cyberattacks; lack of SMB sophistication to meet the expanding challenges of IT management; and the costs of downtime or data loss that can be meaningful and continue to expand.

The customer base of our partners continues to expand, as evidenced by the anticipated 13.4% increase in available market reported by Frost & Sullivan during 2021. The demand for MSPs grows as i) more SMBs embrace digital transformation, including a shift to the cloud, ii) the move to remote work continues, and iii) educational organizations and governmental agencies begin to use MSPs to provide IT services.

Key Factors Affecting Our Performance

Addition of New MSPs

Our ability to attract new partners will depend on a number of factors, including the effectiveness of our pricing and products, offerings of our competitors, the effectiveness of our marketing efforts, and the growth of the MSP market. We believe there is substantial opportunity to increase our penetration among MSPs. We intend to drive new partner acquisition by continuing to invest significantly in sales and marketing to identify and engage prospective partners and to extend the awareness of our brand as a trusted partner to the MSP community. We believe our singular dedication to the MSP channel and our solutions that are purpose-built to meet the needs of MSPs differentiates us in the marketplace. We intend to continue to grow the number of sales representatives to qualify and close new partner opportunities. In addition, we intend to continue investing in marketing programs, events and content to drive brand awareness, generate leads and cultivate the broader MSP ecosystem. As of December 31, 2021, we had approximately 18,500 MSP partners, a net increase of approximately 1,500 since December 31, 2020.

Sales Expansion Within Our Existing Partner Base

Our ability to expand sales within our existing partner base will depend on a number of factors, including their satisfaction with our solutions and support, competition, the effectiveness of the business development tools we provide to our partners and the ability of our partners to grow their sales. Our large base of partners represents a significant opportunity for further sales expansion. Once an MSP has become our partner, we aim to grow alongside them as they increase penetration of our solutions across their existing SMB partner base, attract additional SMB customers, upgrade service tiers and adopt additional Datto solutions. We have a strong track record of growth from our existing base as evidenced by our history of partner cohort expansion and our dollar-based net retention rate, which was 116% and 111% as of December 31, 2021 and 2020, respectively. We intend to continue to invest in MSP self-service procurement tools to further enable a frictionless purchasing process, grow the number of sales representatives to facilitate increased partner adoption of our solutions and invest in enabling our partners’ sales teams through our marketing automation platform, programs, content, training and certifications for MSPs. As of December 31, 2021, over 1,400 of our MSP partners contributed ARR of $100,000 or more, up from over 1,100 as of December 31, 2020. See “Key Performance Metrics” below for a definition of dollar-based net retention rate and ARR.

Innovation and Introduction of New Platform Solutions

Our continued growth is dependent upon our ability to sustain innovation in order to maintain a competitive advantage. We recognize that the pace of technological innovation is accelerating and that we need to continue to innovate to maintain our product differentiation. We continually invest in improving our existing solutions and creating new mission-critical solutions to anticipate the evolving IT demands of MSPs and their SMB customers. In addition, we evaluate strategic investments in businesses and technologies to drive product and market expansion. For example, in January 2022 we acquired Infocyte, a threat detection and response company, extending Datto’s security capabilities that protect, detect, and respond to cyber threats found within endpoints and cloud environments; in March 2021, we acquired BitDam Ltd., an Israel-based cyber threat detection company ("BitDam"), which served as the foundation of SaaS Defense; and in July 2020 we acquired Gluh Pty. Ltd., and Keystone Software Holdings Pty Ltd., two affiliated Australia-based companies which offer a real-time quoting platform that enables MSPs to simplify the procurement of IT products and services for their end customers, which was the foundation of Datto Commerce.
Expansion of Our International Footprint
Our international growth in any region will depend on our ability to effectively implement our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the competitive landscape, the maturity and growth trajectory of the MSP market and our brand awareness and perception. We believe there is significant opportunity to expand internationally. For 2021 and 2020, our international revenue was approximately 30% and 27%, respectively, of our total revenue, reflecting our investment in international markets. We intend to continue to make significant investments in international markets, particularly in EMEA and APAC. This may include investing in additional sales and marketing personnel, localizing product offerings and marketing content, and adding new data-center or office locations. Although these investments may adversely affect our operating results in the near term, we believe they will contribute to our long-term growth.
Key Performance Metrics
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
MSP Partners
The number of MSP partners represents the number of MSPs with active subscriptions as of the end of the period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of December 31, 2021, we had over 18,500 MSP partners, a net increase of approximately 1,500 since December 31, 2020. Net changes in the number of our MSP partners are a result of the total new partners added during a period, largely based on our sales and marketing efforts, and the churn or reduction of existing partners during the period, which can be affected by the broader economic environment and factors such as the effects of COVID-19 on our partners' SMB end customers. As a result of our land-and-expand model, our revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.
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
The table below sets forth our ARR as of December 31, 2021, 2020 and 2019:

	As of December 31,
(in millions)	2021	2020	2019
ARR	$658.4	$542.8	$474.8
ARR includes run-rate revenue values from month-to-month subscription contracts. For the years ended December 31, 2021, and 2020 approximately 40% and 42%, respectively, of our ARR was derived from month-to-month contracts. The decrease in percent of ARR from month-to-month contracts reflects our improvement in securing more long-term contracts in the current year as the COVID-19 pandemic slowed the addition of long-term contracts during 2020.
Our dollar-based gross retention rate as of December 31, 2021, 2020 and 2019, was approximately 89%, 88% and 88%, respectively. Our dollar-based gross retention rate reflects ARR losses from subscription cancellations, reductions in service levels or seat counts and non-renewals, and does not reflect any ARR expansion. We calculate our dollar-based gross retention rate as of the period end by starting with the ARR from the last day of the period one year prior, or Prior Period ARR. We then deduct from the Prior Period ARR any (i) ARR attrition from MSP partners who are no longer partners as of the last day of the period, and (ii) ARR compression from MSP partners whose subscriptions are at a lower value as of the last day of the period, or Remaining ARR. We then divide the Remaining ARR by the Prior Period ARR to arrive at our dollar-based gross retention rate, which is the percentage of ARR from all MSP partners as of the year prior that is not lost to partner churn or subscription compression. Given the meaningful percentage of our subscription revenue derived from month-to-month contracts, the approximately 89% dollar-based gross retention rate demonstrates that a large majority of our MSP partners continue to renew their subscription contracts, whether on a month-to-month or longer term basis. Based on our experience, we do not believe month-to-month contracts experience significantly higher attrition than longer-term subscription contracts.
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
As of December 31, 2021, 2020 and 2019, our dollar-based net retention rate was 116%, 111% and 119%, respectively.
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

Subscription. We derive revenue primarily from security and cloud-based software solutions sold on a recurring subscription basis. Subscription revenue is recognized ratably over the subscription term after all revenue recognition criteria have been met. We generally invoice subscription agreements monthly over the subscription period. Subscription revenue for our Unified Continuity, Networking and Endpoint Management solutions grows as the end-customers, managed by our MSP partners, add new subscription products, upgrade the service tier of their existing subscription products, increase the usage of their subscription products or add more end-user devices managed by their MSP. Revenue from our Business Management solutions increases with the addition of employees of our MSP partners who require seat licenses and as MSPs purchase Datto Commerce subscriptions.

Device. Our device revenue is derived from the sale of devices in conjunction with subscription solutions. Device revenue includes the sale of BCDR and Networking devices which enable us to deliver our BCDR and Networking services to our MSP partners under a recurring subscription model. Revenue from devices in our Unified Continuity solution primarily consists of the sale of our proprietary data storage devices. Revenue from devices in our Networking solution primarily consists of the sale of wireless access points, switches and edge routers. We recognize revenue at the point in time when control of the device has transferred to the MSP or upon activation of the related subscription. Revenue from devices does not contribute significantly to overall revenue related to our Unified Continuity solutions.

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

Cost of revenue

Subscription. Subscription cost of revenue consists of costs directly related to our subscription services, including personnel costs associated with operating our Datto Cloud infrastructure and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs associated with delivering these services.

Device. Device cost of revenue consists of hardware, manufacturing, shipping and logistics, personnel costs and allocated facilities and overhead costs associated with the purchase, production and delivery of our devices. Our BCDR products rely on a mix of off-the-shelf hardware and custom designed hardware. Our Networking devices generally consist of off-the-shelf hardware, although some of our devices feature a unique industrial design.

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

Gross profit and gross margin

Gross profit, or revenue less cost of revenue, has been, and will continue to be, affected by various factors, including revenue fluctuations, the mix of revenue, the timing and amount of investments to expand our Datto Cloud infrastructure and launch new solutions, the use of third-party software licenses and stock-based compensation expense.
Operating expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as depreciation, amortization of internally developed software and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, sales commissions, payroll taxes and stock-based compensation expense. Other significant components of operating expenses include professional fees, third-party software subscription costs, facilities and overhead costs, events and travel, marketing and promotion costs, payment processing fees and bad debt expense.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, costs for events and travel, costs of marketing and promotional activities, payment processing fees and allocated facilities and overhead costs. Sales and marketing expenses may fluctuate as a percentage of our revenue from period to period because of the timing and extent of marketing activities, trade shows, and events including DattoCon and MSP Technology Days, as well as the timing of amortization of sales commissions and stock-based compensation expense.
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
General and administrative
General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and costs for facilities. Following the completion of our initial public offering ("IPO") we began incurring additional general and administrative expenses as a result of operating as a publicly listed company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, expenses related to investor relations, professional services fees, particularly for auditing, and increased stock-based compensation expense.
Depreciation and amortization
Depreciation and amortization expenses in operating expenses consist of amortization of tradenames and partner relationship intangibles, depreciation of other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment, and amortization of internally developed software.
Other expense
Interest expense
Interest expense consists of interest payments on outstanding borrowings under our credit facilities, as well as commitment fees under our credit facilities and the amortization of debt issuance costs. In conjunction with our IPO in October 2020, we repaid all amounts outstanding under our 2019 Credit Agreement. In October 2020, Datto, Inc. and certain direct and indirect wholly-owned subsidiaries of Datto, entered into the 2020 Credit Agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, which provides a $200.0 million revolving credit facility. As of December 31, 2021, no amounts had been drawn under the 2020 Credit Agreement. See “Liquidity and Capital Resources—Credit Facilities” for additional details.

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

Stock-Based Compensation

The functional role of the holder determines the financial statement line item within which stock-based compensation expense is recorded. Stock-based compensation expense for awards which contained only a time-based vesting condition was recorded in all periods presented. Stock-based compensation expense for awards which contained both a time-based and a performance-based vesting condition, which was the closing of an IPO, commenced during the fourth quarter of 2020 as a result of our IPO. Additionally, in 2021 the Company issued restricted stock units with performance-based vesting conditions in relation to the acquisition of BitDam, for which stock-based compensation expense was recorded based on the expected achievement of the performance targets.

Results of Operations

The following table sets forth our consolidated statements of operations data for the period indicated:

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Revenue:
Subscription	$577,321	$485,326	$412,167
Device	37,832	30,202	44,052
Professional services and other	3,504	3,257	2,533
Total revenue	618,657	518,785	458,752
Cost of revenue:
Subscription(1)	90,162	84,463	82,066
Device(1)	47,415	37,607	53,933
Professional services and other(1)	6,059	6,244	5,563
Depreciation and amortization	32,712	21,890	15,745
Total cost of revenue	176,348	150,204	157,307
Gross profit	442,309	368,581	301,445
Operating expenses:
Sales and marketing(1)	139,257	115,790	110,441
Research and development(1)	107,899	78,932	60,459
General and administrative(1)	106,478	85,668	73,903
Depreciation and amortization	26,471	27,223	27,417
Total operating expenses	380,105	307,613	272,220
Income from operations	62,204	60,968	29,225
Other expense:
Interest expense	455	25,348	43,437
Loss on extinguishment of debt	—	8,488	19,231
Other (income) expense, net	387	(3,428)	256
Total other expense	842	30,408	62,924
Income (loss) before income taxes	61,362	30,560	(33,699)
(Provision for) benefit from income tax	(9,928)	(8,062)	2,511
Net income (loss)	$51,434	$22,498	$(31,188)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue—subscription	$4,302	$4,092	$98
Cost of revenue—device	193	203	—
Cost of revenue—professional services and other	200	418	—
Selling and marketing	9,467	6,614	2,946
Research and development	23,419	13,590	3,510
General and administrative	11,328	8,543	5,661
Total stock-based compensation expense	$48,909	$33,460	$12,215

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot as a result of rounding):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	93.3%	93.6%	89.8%
Device	6.1%	5.8%	9.6%
Professional services and other	0.6%	0.6%	0.6%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Subscription	14.6%	16.3%	17.9%
Device	7.7%	7.2%	11.8%
Professional services and other	1.0%	1.2%	1.2%
Depreciation and amortization	5.3%	4.2%	3.4%
Total cost of revenue	28.5%	29.0%	34.3%
Gross profit	71.5%	71.0%	65.7%
Operating expenses:
Sales and marketing	22.5%	22.3%	24.1%
Research and development	17.4%	15.2%	13.2%
General and administrative	17.2%	16.5%	16.1%
Depreciation and amortization	4.3%	5.2%	5.9%
Total operating expenses	61.4%	59.3%	59.3%
Income from operations	10.1%	11.8%	6.4%
Other expense:
Interest expense	0.1%	4.9%	9.4%
Loss on extinguishment of debt	—%	1.6%	4.2%
Other (income) expense, net	0.1%	(0.7)%	0.1%
Total other expense	0.1%	5.9%	13.7%
Income (loss) before income taxes	9.9%	5.9%	(7.3)%
(Provision for) benefit from income tax	(1.6)%	(1.6)%	0.5%
Net income (loss)	8.3%	4.3%	(6.8)%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue:
Subscription	$577,321	$485,326	$91,995	19.0%
Device	37,832	30,202	7,630	25.3%
Professional services and other	3,504	3,257	247	7.6%
Total revenue	$618,657	$518,785	$99,872	19.3%
Subscription
Subscription revenue increased $92.0 million, or 19.0%, for 2021 compared to 2020, including a benefit from favorable foreign exchange rates of approximately 2%. The increase in subscription revenue was primarily driven by increased sales of our Unified Continuity and Endpoint Management cloud-based offerings, as well as increased sales of our Business Management and Networking cloud-based offerings. Recurring subscription revenue accounted for 93% of total revenue for 2021 compared to 94% for 2020.
Device
Device revenue increased $7.6 million, or 25.3%, for 2021 compared to 2020.

Professional services and other
Professional services and other revenue increased $0.2 million, or 7.6%, for 2021 compared to 2020.
Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of revenue:
Subscription	$90,162	$84,463	$5,699	6.7%
Device	47,415	37,607	9,808	26.1%
Professional services and other	6,059	6,244	(185)	(3.0)%
Depreciation and amortization	32,712	21,890	10,822	49.4%
Total cost of revenue	$176,348	$150,204	$26,144	17.4%
Subscription

Subscription cost of revenue increased $5.7 million, or 6.7%, for 2021 compared to 2020. The increase was primarily driven by additional costs to support the growth of our subscription offerings, including increased personnel costs and higher service costs to support the growth of our Datto Cloud, including costs related to the launch of our new SaaS Defense solution. We continued to realize increased efficiencies, as subscription cost of revenue as a percentage of subscription revenue declined from 17.4% in 2020 to 15.6% in 2021. Subscription cost of revenue reflects stock-based compensation expense of $4.3 million and $4.1 million for 2021 and 2020, respectively. In 2020, we recorded restructuring costs of $0.5 million related to our reduction in workforce in subscription cost of revenue.

Device

Device cost of revenue increased $9.8 million, or 26.1%, for 2021 compared to 2020, driven primarily by the 25.3% increase in device revenue and to a lesser extent the impact of increased shipping costs. Device cost of revenue reflects stock-based compensation expense of $0.2 million for each of 2021 and 2020.

Professional services and other

Professional services and other cost of revenue decreased $0.2 million, or 3.0% for 2021 compared to 2020. Professional services and other cost of revenue reflects stock-based compensation expense of $0.2 million and $0.4 million during 2021 and 2020, respectively. In 2020, we recorded restructuring costs of $0.1 million related to our reduction in workforce in professional services and other cost of revenue.

Depreciation and amortization

Depreciation and amortization related to cost of revenue increased $10.8 million for 2021 compared to 2020. The increase reflects higher depreciation expense in 2021 associated with the continued capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions and the increase in amortization of acquired intangible assets in 2021 as a result of recent acquisitions. Depreciation expense was $23.3 million and $16.9 million in 2021 and 2020, respectively, and amortization of intangible assets was $9.5 million and $5.0 million in 2021 and 2020, respectively.

Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Gross profit:
Subscription	$487,159	$400,863	$86,296	21.5%
Device	(9,583)	(7,405)	(2,178)	29.4%
Professional services and other	(2,555)	(2,987)	432	(14.5)%
Depreciation and amortization	(32,712)	(21,890)	(10,822)	49.4%
Total gross profit	$442,309	$368,581	$73,728	20.0%
Gross margin:
Subscription	84.4%	82.6%	179	bps
Device	(25.3)%	(24.5)%	(81)	bps
Professional services and other	(72.9)%	(91.7)%	1,879	bps
Total gross margin	71.5%	71.0%	45	bps

Our gross profit increased $73.7 million, or 20.0%, and our gross margin increased by 45 basis points for 2021 as compared to 2020, driven by the increase in subscription gross profit and gross margin. The increase was partially offset by higher depreciation and amortization expense, primarily as a result of our investment in our Datto Cloud infrastructure and the amortization of acquired intangible assets, and increased Device negative gross profit margin in 2021 as compared to 2020. Subscription gross margin increased 179 basis points for 2021 as compared to 2020 as a result of our revenue growth out pacing the increased costs to provide our Unified Continuity solutions, although we did incur additional costs in 2021 to launch our new SaaS Defense solution. Cost of revenue reflects stock-based compensation expense of $4.7 million for each of 2021 and 2020. In 2020, we recorded restructuring costs of $0.6 million related to our reduction in workforce in cost of revenue, including $0.5 million in subscription cost of revenue and $0.1 million in professional services and other cost of revenue.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Operating expenses:
Sales and marketing	$139,257	$115,790	$23,467	20.3%
Research and development	107,899	78,932	28,967	36.7%
General and administrative	106,478	85,668	20,810	24.3%
Depreciation and amortization	26,471	27,223	(752)	(2.8)%
Total operating expenses	$380,105	$307,613	$72,492	23.6%
As a percentage of total revenue
Sales and marketing	22.5%	22.3%
Research and development	17.4%	15.2%
General and administrative	17.2%	16.5%
Sales and marketing
Sales and marketing expense increased $23.5 million, or 20.3%, for 2021 compared to 2020, driven by increased personnel costs to support the growth in our business, including higher commission expense and increased stock-based compensation expense of $2.9 million, partially offset by lower restructuring costs. Marketing and promotional costs also increased during 2021 as compared to 2020, as we increased our marketing efforts in support of our launch of DCMA and SaaS Defense, as well as marketing efforts in support of our other solutions. Sales and marketing expense included $9.5 million and $6.6 million of stock-based compensation expense for 2021 and 2020, respectively. In 2020, we recorded $1.9 million of restructuring costs related to our reduction in workforce in sales and marketing expense.
Research and development
Research and development expense increased $29.0 million, or 36.7%, for 2021 compared to 2020, primarily driven by increases in personnel costs, including increased stock-based compensation expense of $9.8 million and our continued investment in innovation and information security. Research and development expense included $23.4 million and $13.6 million of stock-based compensation expense for 2021 and 2020, respectively. In 2020, we recorded $0.9 million of restructuring costs related to our reduction in workforce in research and development expense.
General and administrative
General and administrative expense increased $20.8 million, or 24.3%, for 2021 compared to 2020, driven primarily by increased personnel costs, including increased stock-based compensation expense of $2.8 million, increased expenses related to being a publicly listed company, higher expenses to support increased levels of hiring, and transaction related and other expense. Partially offsetting these increases were a $5.8 million reduction in bad debt expense primarily as a result of improved collections activity. General and administrative expense included $11.3 million and $8.5 million of stock-based compensation expense for 2021 and 2020, respectively, and $5.2 million and $3.1 million of transaction related and other expense for 2021 and 2020, respectively. In 2020, we recorded $0.4 million of restructuring costs related to our reduction in workforce in general and administrative expense.
Depreciation and amortization
Depreciation and amortization expense related to operating expenses decreased $0.8 million, or 2.8% for 2021 compared to 2020. Amortization of intangible assets was $17.7 million in each of 2021 and 2020, and depreciation expense and amortization of internally developed software was $8.8 million and $9.5 million in 2021 and 2020, respectively.
Other Expenses
Interest expense
Interest expense decreased $24.9 million for 2021 compared to 2020 as a result of the repayment of all outstanding debt with the proceeds from our IPO in the fourth quarter of 2020. In conjunction with the IPO, we terminated our 2019 Credit Agreement and entered into the 2020 Credit Agreement. As of December 31, 2021 no amounts were drawn under the 2020 Credit Agreement and we had no outstanding debt.
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

Provision for income taxes

We recorded a provision for income taxes of $9.9 million and $8.1 million for 2021 and 2020, respectively. The effective tax rate for 2021 and 2020 was 16.2% and 26.4%, respectively. The effective tax rate in 2021 reflects the favorable impact of an amendment to our 2018 and 2019 federal tax returns as a result of clarification of certain tax guidance, a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years which impacted our valuation allowance, and research and development credits generated in the current year, partially offset by the impact of state income taxes and permanent differences for non-deductible expenses. The effective tax rate for 2020 reflects the unfavorable impact of permanent differences related to stock-based compensation for certain employees and the impact of state income taxes, partially offset by the favorable impact of research and development credits and foreign operations.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principle generally accepted in the United States ("GAAP"), we believe the non-GAAP measures of Non-GAAP Gross Profit, Non-GAAP Income from Operations, Non-GAAP Net Income and Adjusted EBITDA are useful in evaluating our operating performance. We believe that non-GAAP financial information may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross profit	$442,309	$368,581	$301,445
Amortization of acquired intangible assets	9,451	5,023	4,700
Stock-based compensation expense	4,695	4,713	98
Restructuring expense(1)	—	601	—
Non-GAAP Gross Profit	$456,455	$378,918	$306,243

(1)Restructuring expense primarily relates to severance costs incurred in connection with a reduction in workforce undertaken in Q2 2020 to align our cost structure to expectations of potentially reduced revenue resulting from the COVID-19 pandemic. Approximately $0.6 of restructuring expense was recorded within cost of revenue for 2020.
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
A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income from operations	$62,204	$60,968	$29,225
Amortization of acquired intangible assets	27,139	22,679	22,600
Stock-based compensation expense	48,909	33,460	12,215
Restructuring expense(1)	—	3,835	—
Transaction related and other expense(2)	5,153	3,112	—
Non-GAAP Income from Operations	$143,405	$124,054	$64,040

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
(2)Transaction related and other expense consists of acquisition related costs, litigation related charges or benefits and other unusual charges, as well as costs incurred during the year ended December 31, 2020 to support our public company readiness.
Non-GAAP Net Income
Non-GAAP Net Income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to net income (loss) as determined in accordance with GAAP. We define Non-GAAP Net Income as net income (loss) before income taxes, adjusted for loss on extinguishment of debt, amortization of acquired intangible assets, stock-based compensation expense, restructuring expense, and transaction related and other expense. The Company utilizes a normalized non-GAAP tax rate to provide better consistency across the reporting periods by eliminating the effects of non-recurring and period-specific items, which can vary in size and frequency, and which are not necessarily indicative of the Company’s long-term operations. The normalized non-GAAP tax rate applied to each period presented was 25%. We use Non-GAAP Net Income to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans. We believe that Non-GAAP Net Income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, helps provide a broader picture of factors and trends affecting our results of operations. While the amortization expense of acquired technology, partner relationships and tradenames is excluded from Non-GAAP Net Income, the revenue related to acquired technology, partner relationships and tradenames is reflected in Non-GAAP Net Income as these assets contribute to our revenue generation. Non-GAAP Net Income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Non-GAAP Net Income should not be considered as a replacement for net income (loss), as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Our presentation of Non-GAAP Net Income should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Non-GAAP Net Income. Non-GAAP Net Income is not a presentation made in accordance with GAAP and the use of the term may vary from other companies.

A reconciliation of Non-GAAP Net Income to net income (loss), the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
GAAP net income (loss)	$51,434	$22,498	$(31,188)
GAAP provision for (benefit from) income taxes	9,928	8,062	(2,511)
GAAP income (loss) before income taxes	61,362	30,560	(33,699)
Loss on extinguishment of debt	—	8,488	19,231
Amortization of acquired intangible assets	27,139	22,679	22,600
Stock-based compensation expense	48,909	33,460	12,215
Restructuring expense(1)	—	3,835	—
Transaction related and other expense(2)	5,153	3,112	—
Non-GAAP provision for income taxes(3)	(35,641)	(25,534)	(5,088)
Non-GAAP Net Income	$106,922	$76,600	$15,259

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
(2)Transaction related and other expense consists of acquisition related costs, litigation related charges or benefits and other unusual charges, as well as costs incurred during the year ended December 31, 2020 to support our public company readiness.
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

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$51,434	$22,498	$(31,188)
Interest and other expense, net(1)	842	21,920	43,693
Loss on extinguishment of debt	—	8,488	19,231
Depreciation and amortization	59,183	49,113	43,162
Provision for (benefit from) income taxes	9,928	8,062	(2,511)
Stock-based compensation expense	48,909	33,460	12,215
Restructuring expense(2)	—	3,835	—
Transaction related and other expense(3)	5,153	3,112	—
Adjusted EBITDA	$175,449	$150,488	$84,602

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
(3)Transaction related and other expense consists of acquisition related costs, litigation related charges or benefits and other unusual charges, as well as costs incurred during the year ended December 31, 2020 to support our public company readiness.

Liquidity and Capital Resources
General
As of December 31, 2021, our cash, including restricted cash, totaled $222.7 million, as compared to $170.4 million as of December 31, 2020. In addition, as of each of December 31, 2021 and 2020, we had no debt outstanding and $198.1 million of capacity under our 2020 Revolving Credit Agreement (defined below). We believe our existing cash and cash equivalents, cash provided by our ongoing operations and borrowing capacity under our 2020 Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

 Historically, as we invested in our organization and infrastructure to meet increasing demand for our products and services and to drive our rapid growth, we have financed our operations primarily through cash provided by our ongoing operations, debt financing and more recently our IPO. During 2020, in response to the spread of COVID-19 and its impacts on the world economy, we undertook various measures to improve our liquidity position and better match our cost structure to our revenue and cash generation activities, and we continue to benefit from these measures. In addition, the COVID-19 pandemic continues to cause a reduction of marketing, event and travel costs, as events are held virtually and travel is limited. In the future we will continue to invest in our organization and infrastructure and expect to resume hosting our world-class partner events in-person when it is safe to do so, as we grow and innovate along with our MSP partners.
Our future capital requirements will depend on several factors, including the need to invest in our Datto Cloud infrastructure to support our subscription revenue growth, the timing of cash receipts and payments, the timing and extent of spending to support research and development, the pace of expansion of sales and marketing activities, including in international markets, the level of investment in back-office infrastructure, the cost to operate as a publicly listed company and the amount of our outstanding indebtedness. In the future, we may also enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Credit Facilities

On October 23, 2020, we closed our IPO which generated net proceeds, after deducting the underwriters discount, of $641.6 million. Shortly after closing the IPO, the Company utilized the IPO proceeds and $38.4 million of available cash to repay the outstanding balances under the 2019 Credit Agreement of $590.2 million, pay $1.6 million of related accrued interest, and pay $1.2 million in debt issuance costs for the 2020 Credit Agreement.

On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), Merritt Holdco, Inc., Autotask Superior Holding, Inc., Backupify, Inc., Autotask Corporation, Open Mesh, Inc. and SoonR, Inc., each a direct or indirect wholly-owned subsidiary of Datto Holding Corp., entered into the 2020 Credit Agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. The 2020 Credit Agreement is guaranteed by Merritt Holdco, Inc., Autotask Superior Holding, Inc., Backupify, Inc., Open Mesh, Inc., Autotask Corporation, and SoonR, Inc. (the “Guarantors,” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets, subject to customary exceptions.

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

The 2020 Revolving Credit Facility was undrawn as of each of December 31, 2021 and December 31, 2020 with the exception of $1.9 million of outstanding letters of credit as of each date.

Contractual Commitments

The following table sets forth the estimated timing and amounts of our material cash requirements from our contractual and other obligations as of December 31, 2021:

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
	(in thousands)
Revolving credit facility—commitment fees(1)	$1,533	$400	$800	$333	$—
Unconditional purchase obligations(2)	76,619	28,606	35,179	12,834	—
Operating lease obligations(3)	43,956	10,175	19,183	9,059	5,539
Total	$122,108	$39,181	$55,162	$22,226	$5,539
________________
(1)We are required to pay a commitment fee ranging from 0.20 to 0.35%, based on the Company's leverage ratio, on the undrawn portion of the revolving credit facility under the 2020 Credit Agreement. We have estimated the obligations based on the facts and circumstances in place at December 31, 2021.
(2)We have unconditional purchase obligations that primarily consist of commitments related to our co-located data centers, telecommunication, networking, subscription and consulting services.
(3)Our operating lease obligations consist primarily of office space, warehousing and certain co-located data center contracts.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$125,366	$108,698	$11,235
Net cash used in investing activities	$(92,723)	$(44,837)	$(38,226)
Net cash provided by financing activities	$21,725	$75,679	$18,505
Operating Activities

For 2021, net cash provided by operating activities was $125.4 million, which resulted from net income of $51.4 million, adjusted for non-cash charges of $119.8 million and net cash outflow of $45.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expenses of $59.2 million, stock-based compensation expense of $48.9 million, non-cash operating lease expense of $7.3 million and an increase in deferred income taxes of $4.9 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $21.2 million, as we have increased purchases to guard against possible supply chain disruptions resulting from the COVID-19 pandemic, an increase in other assets of $19.6 million primarily driven by an increase in deferred contract acquisition costs, as well as an increase in prepaid expenses and other current assets of $11.5 million, primarily driven by increased contract assets, net and inventory deposits, partially offset by an increase in accounts payable, accrued expenses and other of $8.4 million primarily resulting from the timing of payments. In 2021, we paid $2.9 million of social security tax which we elected to defer in 2020 as provided in the CARES Act.

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

Investing Activities

For 2021, net cash used in investing activities was $92.7 million, including capital expenditures of $47.2 million, primarily related to our investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners. We also purchased computer equipment to support our increased workforce. In addition, we used $45.5 million, net of cash acquired, for the acquisition of BitDam.

For 2020, net cash used in investing activities was $44.8 million, primarily resulting from investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners. In addition, we incurred expenses for leasehold improvements and furniture and fixtures to expand and update certain offices and purchased computer equipment to support our workforce and global expansion. In July 2020, we acquired two affiliated Australian entities, Gluh Pty Ltd and Keystone Software Holdings Pty Ltd, which offer a tool for MSPs to quote, sell and procure IT goods and services. The amount paid was approximately $4.4 million, reflecting the purchase price of $4.0 million and certain closing adjustments.

Financing Activities

For 2021, net cash provided by financing activities was $21.7 million, primarily reflecting proceeds from the exercise of stock options of $22.5 million.

For 2020, net cash provided by financing activities was $75.7 million, primarily reflecting proceeds from our IPO, net of the underwriting discount, of $641.6 million, proceeds in the first quarter of 2020 of $32.1 million from our revolving credit facility, as we drew down the balance given the uncertainty in the global economy as a result of the COVID-19 pandemic, and proceeds from the exercise of stock options of $3.2 million. These cash proceeds were partially offset by debt repayments of $594.7 million as a result of our IPO, including $590.2 million to repay all outstanding balances under our 2019 Credit Agreement, payment of IPO costs of $5.3 million, and payment of debt issuance costs of $1.2 million for our 2020 Credit Agreement.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify MSP partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheet, consolidated statement of operations and comprehensive loss or consolidated statement of cash flows. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Critical Accounting Estimates

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
Our critical accounting estimates are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting estimates is essential when reviewing our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 606. We generate revenue from fees received for subscriptions, support and related services, and from the sale of devices. We recognize revenue related to contracts with partners when we transfer promised goods or services to partners in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a partner, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when or as we satisfy a performance obligation.
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

Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe they will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent cumulative loss experience and expectations of future earnings, the carry-forward periods available for tax reporting purposes, and other relevant factors.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits are recognized from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense.

Business Combinations

We account for business combinations by assigning the total consideration transferred to the fair value of acquired assets and liabilities. We record goodwill based on the excess of the purchase price for acquisitions over the fair value of the net assets acquired. Determining the fair value of assets and liabilities assumed requires management to make significant estimates and assumptions. In determining the fair value of an acquired intangible asset we generally based our valuation on available historical information, future expectations, market data, and management's reasonable assumptions. While we use our best estimates and assumptions as part of the purchase price allocation, our estimates are inherently uncertain and subject to refinement.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and accounting pronouncements issued but not yet adopted, see Note 2. Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure resulting from potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom and Europe, although we do have certain arrangements in which we invoice in a non-functional currency, based upon the location of the Partner. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

At December 31, 2021, we had no outstanding borrowings under the 2020 Credit Agreement. To the extent we incur borrowings, our primary interest rate risk is from changes in interest rates based on the Prime Rate, the Federal Funds Effective Rate or LIBO Rate (and the LIBOR Successor Rate). Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

Inflation Risk
During 2021, the Company experienced inflation in the costs of certain products and services. We expect to be able to largely offset certain higher costs through increased operational efficiencies and potentially certain price increases. If our costs, in particular personnel and data centers costs, were to become subject to substantial inflationary pressures our inability or failure to offset such increases with other savings or adjust our prices could harm our business and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DATTO HOLDING CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Datto Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datto Holding Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Adoption of ASU 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2021 due to the adoption of ASU 2016-02, Leases (Topic 842).

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers
Description of the matter	For the year-ended December 31, 2021, the Company recognized revenue of $618.7 million. As described in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription fees from customers for the right to access software hosted by the Company in the cloud, and from the sale of devices. The Company’s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.

Auditing the Company's accounting for revenue from contracts with customers was especially challenging and complex due to the high volume of individually-low-monetary-value transactions, dependency on the effective design and operation of multiple IT applications, and the completeness and accuracy of the data used in allocating contract consideration to the performance obligations which is done manually outside of effective IT applications.

How we addressed the matter in our audit	To test the revenue recognized from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing systems by reconciling contract information between multiple data sources. In addition, we performed data analytics by extracting data from the underlying IT applications to evaluate the completeness and accuracy of the calculations used to allocate consideration to each performance obligation, traced a sample of sales transactions to source data, and tested a sample of cash to billings reconciliations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Stamford, Connecticut
February 23, 2022

DATTO HOLDING CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$221,421	$168,877
Restricted cash	1,319	1,536
Accounts receivable, net	12,870	13,946
Inventory	34,901	13,811
Prepaid expenses and other current assets	39,456	28,316
Total current assets	309,967	226,486
Property and equipment, net	106,577	91,876
Operating lease assets	31,003	—
Goodwill	1,141,726	1,120,954
Intangible assets, net	287,605	287,395
Other assets	85,313	66,560
Total assets	$1,962,191	$1,793,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,997	$7,574
Accrued expenses and other current liabilities	59,553	39,461
Deferred revenue	20,356	23,763
Total current liabilities	89,906	70,798
Deferred revenue, noncurrent	3,341	3,322
Deferred income taxes	24,955	18,947
Operating lease liabilities, noncurrent	31,332	—
Other long-term liabilities	715	11,736
Total liabilities	150,249	104,803
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at December 31, 2021 and 2020; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 500,000,000 authorized at December 31, 2021 and 2020; 163,991,681 and 161,420,016 issued and outstanding (inclusive of treasury stock) at December 31, 2021 and 2020, respectively	164	161
Additional paid-in capital	1,829,957	1,755,387
Treasury stock, at cost; 362,126 shares outstanding at December 31, 2021 and 2020	(3,621)	(3,621)
Accumulated deficit	(13,792)	(65,226)
Accumulated other comprehensive income	(766)	1,767
Total stockholders’ equity	1,811,942	1,688,468
Total liabilities and stockholders’ equity	$1,962,191	$1,793,271
The accompanying notes are an integral part of these consolidated financial statements.

DATTO HOLDING CORP.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$577,321	$485,326	$412,167
Device	37,832	30,202	44,052
Professional services and other	3,504	3,257	2,533
Total revenue	618,657	518,785	458,752
Cost of revenue:
Subscription	90,162	84,463	82,066
Device	47,415	37,607	53,933
Professional services and other	6,059	6,244	5,563
Depreciation and amortization	32,712	21,890	15,745
Total cost of revenue	176,348	150,204	157,307
Gross profit	442,309	368,581	301,445
Operating expense:
Sales and marketing	139,257	115,790	110,441
Research and development	107,899	78,932	60,459
General and administrative	106,478	85,668	73,903
Depreciation and amortization	26,471	27,223	27,417
Total operating expense	380,105	307,613	272,220
Income from operations	62,204	60,968	29,225
Other expense:
Interest expense	455	25,348	43,437
Loss on extinguishment of debt	—	8,488	19,231
Other (income) expense, net	387	(3,428)	256
Total other expense	842	30,408	62,924
Income (loss) before income taxes	61,362	30,560	(33,699)
(Provision for) benefit from income taxes	(9,928)	(8,062)	2,511
Net income (loss)	$51,434	$22,498	$(31,188)
Net income (loss) per share attributable to common stockholders:
Basic	$0.32	$0.16	$(0.23)
Diluted	$0.31	$0.16	$(0.23)
Weighted average shares used in computing net income (loss) per share:
Basic	162,048,828	140,404,763	135,212,597
Diluted	165,759,624	142,514,848	135,212,597
The accompanying notes are an integral part of these consolidated financial statements.

DATTO HOLDING CORP.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$51,434	$22,498	$(31,188)
Other comprehensive income:
Cumulative translation adjustment	(2,533)	1,337	513
Total comprehensive income (loss)	$48,901	$23,835	$(30,675)
The accompanying notes are an integral part of these consolidated financial statements.

DATTO HOLDING CORP.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	135,557,926	$136	$(3,621)	$1,071,914	$(56,536)	$(83)	$1,011,810
Settlement of stock-based payment awards	—	—	—	(1,338)	—	—	(1,338)
Stock-based compensation	—	—	—	12,215	—	—	12,215
Exercise of common stock options	97,502	—	—	291	—	—	291
Other comprehensive income	—	—	—	—	—	513	513
Net loss	—	—	—	—	(31,188)	—	(31,188)
Balance at December 31, 2019	135,655,428	$136	$(3,621)	$1,083,082	$(87,724)	$430	$992,303
Issuance of common stock upon initial public offering, net of underwriting costs	25,300,000	25	—	635,678	—	—	635,703
Stock-based compensation	—	—	—	33,460	—	—	33,460
Exercise and net share settlement of stock-based payment awards	464,588	—	—	3,167	—	—	3,167
Other comprehensive income	—	—	—	—	—	1,337	1,337
Net income	—	—	—	—	22,498	—	22,498
Balance at December 31, 2020	161,420,016	$161	$(3,621)	$1,755,387	$(65,226)	$1,767	$1,688,468
Stock-based compensation	—	—	—	48,909	—	—	48,909
Shares issued upon exercise of stock options and vesting of restricted stock units	2,571,665	3	—	22,474	—	—	22,477
Adjustment to cost of issuance of common stock upon initial public offering	—	—	—	3,187	—	—	3,187
Other comprehensive loss	—	—	—	—	—	(2,533)	(2,533)
Net income	—	—	—	—	51,434	—	51,434
Balance at December 31, 2021	163,991,681	$164	$(3,621)	$1,829,957	$(13,792)	$(766)	$1,811,942

The accompanying notes are an integral part of these consolidated financial statements.

DATTO HOLDING CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$51,434	$22,498	$(31,188)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	32,044	26,434	20,562
Amortization of acquired intangible assets	27,139	22,679	22,600
Loss on extinguishment of debt	—	8,488	19,231
Amortization of debt issuance costs	341	1,428	1,879
Reserve for inventory obsolescence	57	1,517	3,168
Non-cash operating lease expense	7,292	—	—
Stock-based compensation	48,909	33,460	12,215
Allowance for expected credit losses	367	6,217	6,634
Deferred income taxes	4,922	7,770	(6,071)
Unrealized foreign exchange	(1,303)	(1,204)	(18)
Changes in operating assets and liabilities:
Accounts receivable	1,598	769	(10,837)
Inventory	(21,186)	(2,826)	(3,538)
Prepaid expenses and other current assets	(11,487)	(7,498)	(6,073)
Other assets	(19,641)	(12,952)	(24,172)
Accounts payable, accrued expenses and other	8,391	3,073	14,786
Deferred revenue	(3,511)	(1,155)	(7,943)
Net cash provided by operating activities	125,366	108,698	11,235
INVESTING ACTIVITIES
Purchase of property and equipment	(47,237)	(40,466)	(38,226)
Acquisition of business, net of cash acquired	(45,486)	(4,371)	—
Net cash used in investing activities	(92,723)	(44,837)	(38,226)
FINANCING ACTIVITIES
Proceeds from debt	—	32,100	562,250
Repayments of debt	(101)	(594,727)	(523,523)
Debt issuance costs	—	(1,178)	(8,775)
Prepayment penalty on debt	—	—	(10,400)
Proceeds from initial public offering, net of underwriting costs	—	641,643	—
Capitalized transaction costs	(684)	(5,256)	—
Proceeds from stock option exercises	22,510	3,150	291
Repurchase of common stock and settlement of stock-based payment awards	—	(53)	(1,338)
Net cash provided by financing activities	21,725	75,679	18,505
Effect of exchange rate changes on cash	(2,041)	1,807	294
Net increase (decrease) in cash	52,327	141,347	(8,192)
Cash and cash equivalents and restricted cash, beginning of year	170,413	29,066	37,258
Cash and cash equivalents and restricted cash, end of year	$222,740	$170,413	$29,066
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$221,421	$168,877	$27,597
Restricted cash	$1,319	$1,536	$1,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,380	$890	$2,333
Cash paid for interest	$133	$24,037	$43,624
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$—	$17	$3,051
Deferred initial public offering costs in accounts payable and accrued liabilities	$—	$684	$1,885
 The accompanying notes are an integral part of these consolidated financial statements

DATTO HOLDING CORP.

DATTO HOLDING CORP.
Notes to Consolidated Financial Statements
1.    Business

Description of Business

Datto Holding Corp. ("Datto Holding") provides security and cloud-based software solutions purpose-built for delivery through the managed service provider (“MSP”) channel to small and medium businesses (“SMB”). Unless the context otherwise indicates or requires, references to "Datto", “we,” “us,” “our” and “the Company” shall refer to Datto Holding and its wholly-owned subsidiaries as a consolidated entity.

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

Initial Public Offering

On October 23, 2020, the Company completed an initial public offering (“IPO”) of its common stock. As part of the IPO, the Company issued and sold 22,000,000 shares of its common stock at a public offering price of $27.00 per share. The Company received proceeds of approximately $558.0 million from the IPO, after deducting the underwriting discounts. In addition, on November 3, 2020, the underwriters exercised their option in full to purchase 3,300,000 additional shares of common stock at a price of $27.00 per share, resulting in proceeds of approximately $83.6 million, after deducting the underwriting discounts.

The Company utilized the IPO proceeds to repay the outstanding principal balances under the 2019 Credit Agreement of $590.2 million, $5.3 million of IPO offering costs, and $1.2 million in debt issuance costs for the 2020 Credit Agreement, as defined in Note 12. Debt. Upon entering the 2020 Credit Agreement, the 2019 Credit Agreement was terminated, and the Company wrote-off approximately $8.5 million of unamortized debt issuance costs and original issue discount related to the 2019 Credit Agreement.

As of December 31, 2021 funds controlled by Vista Equity Partners ("Vista") owned approximately 69.5% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange ("NYSE") corporate governance rules. See Note 18. Related Party Transactions for information regarding transactions with Vista.

Emerging Growth Company Status

On June 30, 2021, the last day of the Company’s second fiscal quarter in 2021, the market value of the Company’s common equity held by non-affiliates exceeded $700 million. Accordingly, the Company became a large accelerated filer as of December 31, 2021, and no longer qualifies as an emerging growth company ("EGC"). As a result, the Company no longer has the ability to take advantage of the extended transition period to comply with new or revised accounting standards. As discussed in Note 2. Significant Accounting Policies below, certain accounting standards were adopted in the fourth quarter of 2021 with an effective date of January 1, 2021, in accordance with the standards. However, since the Company was an EGC for periods prior to January 1, 2021, the Company’s consolidated financial statements for fiscal years prior to 2021 may not be comparable to the financial statements of issuers who were required to comply with the effective dates for new or revised accounting standards prior to January 1, 2021.

2.    Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Datto and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reporting unit, within a single operating segment, and therefore is a single reportable segment. During 2021, 2020, and 2019, the Company did not have a material balance of long-lived assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, contract balances, contract acquisition costs, allowance for expected credit losses, reserves for inventory obsolescence, useful lives and recoverability of long-lived assets, income taxes, stock-based compensation, the Company's incremental borrowing rate and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the uncertainty surrounding rapidly changing market and economic conditions from the COVID-19 pandemic. Actual results could materially differ from these estimates.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying consolidated statements of operations. The Company recognized other expense of $0.5 million for 2021, other income of $3.1 million for 2020 and other expense of $0.8 million for 2019 for foreign currency transaction activity.
Cash, Cash Equivalents and Restricted Cash
Cash is stated at fair value. As of December 31, 2021 and 2020 the U.S. Dollar value of cash and restricted cash denominated in foreign currencies was $36.3 million and $28.1 million, respectively, and these balances were comprised principally of Euro, Canadian Dollars, Australian Dollars, and British Pounds.
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or earlier. The Company did not hold any cash equivalents as of December 31, 2021 or 2020.
Restricted cash primarily includes amounts held by banks as security deposits related to lease arrangements for office space.

Accounts Receivable Net of Allowance for Expected Credit Losses
Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are presented net of an estimated allowance for expected credit losses. The Company maintains an allowance for expected credit losses as a reduction of trade accounts receivable’s amortized cost basis to present the net amount expected to be collected. The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”) as of January 1, 2021, as described below. Prior to the adoption of ASC 326 the Company's allowance was based upon an analysis of past credit history and the current financial condition of the Company's customers, as well as the consideration of expected trends based upon characteristics of the accounts and general economic conditions, such as the impact of COVID-19. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the industry and geography of its customers and the Datto solutions sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
The following table summarizes the activity of the allowance (in thousands):

Amount
Balance as of December 31, 2018	$2,080
Provision for expected credit losses	6,634
Net deductions and other	(1,620)
Balance as of December 31, 2019	$7,094
Provision for expected credit losses	6,217
Net deductions and other	(7,826)
Balance as of December 31, 2020	$5,485
Provision for expected credit losses	367
Net deductions and other	(3,934)
Balance as of December 31, 2021	$1,918
Unbilled accounts receivable are included in the accounts receivable balances and represent revenue earned, but the amount is not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of December 31, 2021 and 2020, unbilled accounts receivable, net was $1.6 million, and $3.0 million, respectively.
Concentrations of Business and Credit Risk

As of and for the years ended December 31, 2021, 2020 and 2019, no single customer represented over 10% of the Company's revenues or accounts receivable.

The Company is exposed to concentrations of credit risk primarily through its cash balances held by financial institutions. The Company deposits its cash with multiple financial institutions and the amount on deposit at each institution typically exceeds federally insured limits.

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

The Company has determined that the expected period of benefit is five years based on an evaluation of a number of factors, including customer attrition rates, weighted average useful lives of the Company's partner relationships and developed technology intangible assets, and market factors, including the overall competitive environment and the technology life utilized by competitors. The Company periodically reviews the capitalized contract acquisition costs for impairment. As of December 31, 2021 and 2020, the Company has not identified any potential indicators of impairment.
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
Capitalized Implementation Costs
Costs to implement cloud computing arrangements that are service contracts are capitalized consistent with the accounting guidance for internal-use software. Capitalized costs include third-party and internal compensation related direct costs. During 2021, 2020 and 2019, the Company capitalized $3.2 million, $3.1 million, and $4.4 million, respectively, of costs associated with cloud computing arrangements related to the implementation and configuration of systems to manage certain financial operations, business processes and customer interactions. Capitalized costs are amortized using the straight-line method over the expected period of benefit, including periods which are reasonably expected to be renewed, as a component of cost of revenue or operating expenses, depending on the Company's utilization of the cloud computing arrangement. Capitalized costs, net of accumulated amortization, are included in prepaid expenses and other current assets and other assets based on the expected period of benefit. Costs capitalized are included as a component of net cash provided by (used in) operating activities in the consolidated statements of cash flows.

Business Combinations

The Company includes the results of operations of the businesses it acquires as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Additional information existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
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

The Company did not recognize any impairment losses on its goodwill, intangible assets or other long-lived assets during 2021, 2020 and 2019.
Stock-Based Compensation
The fair value of stock-based awards is measured at the grant date and is recognized as expense, net of actual forfeitures. The Company has issued stock-based awards with a time-based vesting condition, for which stock-based compensation expense is typically recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company has on occasion issued awards which contained both a time-based and a performance-based vesting condition, specifically, the closing of an IPO ("IPO Contingent Options"). Since the closing on an IPO was not deemed probable until consummated, stock-based compensation expense for the IPO Contingent Options commenced during the fourth quarter of 2020 as a result of the Company's IPO, and is being recognized using the accelerated attribution method. In 2021 the Company also issued restricted stock units with performance-based vesting conditions in connection with the acquisition of BitDam, for which stock-based compensation expense is being recorded based on the expected achievement of the performance targets.

The fair value of stock options is determined using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs") is determined based on the closing price of the Company's common stock on the NYSE as reported on the last trading day prior to the grant date. The Black-Scholes option pricing model requires the input of several variables and subjective assumptions, including the fair value of the Company's underlying common stock, the risk-free interest rate, the expected term of the award, the expected stock price volatility, and expected dividends.
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

Expected Stock Price Volatility: Since the Company does not have a significant trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within its industry that management considers to be comparable to the Company's business, over a period equivalent to the expected term of the awards. The Company intends to continue to consistently apply this process to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of its common stock becomes available.

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

Subscription revenue
These services represent an MSP’s right to access software hosted by the Company in the cloud, as well as supporting services such as when-and-if-available updates and technical support, and are categorized as follows:
•Unified continuity, networking and endpoint management solutions include an array of business continuity and disaster recovery (“BCDR”) capabilities, including full image-based backup, virtualization, cloud replication and restoration of a customer’s full environment, SaaS application backup and restoration, network monitoring and management, and remote monitoring and management ("RMM"). These services typically include private cloud storage, technical support and online training and are sold under a recurring revenue model.
•Business management solutions integrate a broad range of mission critical business systems, including professional services automation (“PSA”), customer relationship management, service desk, contract management, scheduling, project management, billing and reporting, quoting and procurement.

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

Contracts with multiple performance obligations

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Contracts which contain multiple performance obligations include sales of devices and subscription services and sales of business management solutions and implementation and consulting services. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligation.

Upgrade rights

Certain device sales provide the MSP with a one-time right to upgrade the equipment within three years of the initial purchase by returning their equipment in exchange for new equipment that has a higher associated monthly service price. Upon the exercise of the right, the MSP receives a full credit of the price paid for the original device towards the purchase of the new device. At December 31, 2021, 2020 and 2019, the Company had deferred revenue of $5.1 million, $8.2 million and $11.3 million, respectively, related to these upgrade rights, which is recorded within deferred revenue, current.

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
Device
Device cost of revenue consists of hardware, manufacturing, shipping and logistics and personnel costs associated with assembling the Company's devices, as well as allocated facilities and overhead costs.
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
Sales and marketing

Sales and marketing expenses consist primarily of personnel costs and the related overhead costs to support the Company's staff, costs for events and travel, costs of general marketing and promotional activities, payment processing fees and allocated facilities and overhead costs. The Company expenses all advertising costs when incurred. The Company incurred advertising expense of $12.5 million, $7.3 million and $11.3 million during 2021, 2020 and 2019, respectively, as a component of sales and marketing expense.
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
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments in order to obtain the right to use the asset over the lease term. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. The Company elected to combine lease and non-lease components for its office and equipment leases, but remove the non-leases components from leases of colocated data centers, as permitted. ROU assets are based on the measurement of the lease liability and also include any lease prepayments and any initial direct costs incurred, offset by tenant incentives received by the Company. For leases with an initial term of 12 months or less, the Company does not recognize a ROU asset and corresponding lease liability. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.

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
Income Taxes
Income tax expense includes U.S. (federal and state) and foreign income taxes. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets represent amounts available to reduce income taxes payable in future periods. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes they will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its cumulative loss experience, expectations of future earnings, the carry-forward periods available for tax reporting purposes, and other relevant factors. The effects of the COVID-19 pandemic on the business make estimates of future earnings in relevant jurisdictions more challenging. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of enactment.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits are recognized from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (“ASC 842”). ASC 842 amends a number of aspects of lease accounting under ASC Topic 840 — Leases (“ASC 840”), including requiring lessees to recognize almost all leases with a term greater than one year as an ROU asset and corresponding lease liability, measured at the present value of the lease payments. ASC 842 provides a number of optional practical expedients in transition. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective approach, and elected the practical expedients to (i) not reassess its prior conclusions about lease identification under the new standard, (ii) not reassess lease classification, and (iii) not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

Upon adoption of ASC 842 the Company recognized operating lease assets of $35.8 million and operating lease liabilities of $46.3 million at January 1, 2021. Prior period amounts were not restated and are reported in accordance with ASC 840.

In June 2016, the FASB issued ASC 326. This standard changes the impairment model for most financial assets, including trade receivables and financial instruments and requires the Company to use a forward-looking expected loss method, which may result in earlier recognition of allowances for losses and require expected credit losses to be reflected as allowances rather than reductions in the amortized cost basis of financial assets. The Company ceased to be an EGC as of December 31, 2021, and therefore has adopted the standard, with the initial application of ASC 326 beginning on January 1, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Refer to Accounts Receivable Net of Allowance for Expected Credit Losses for the Company's application of the standard.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASC 740”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related (i) to the approach for intraperiod tax allocation, (ii) the methodology for calculating income taxes in an interim period and (iii) the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. The standard is currently effective for publicly traded companies. The Company ceased to be an EGC as of December 31, 2021, and therefore has adopted the standard, with the initial application of the standard beginning on January 1, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In October 2021,the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with the revenue recognition guidance of ASC 606, rather than adjust them to fair value at the acquisition date. The amendment is expected to result in the acquirer recognizing contract assets and contract liabilities at the same values recorded by the acquired company. As permitted, the Company has elected to early adopt the amendment during the fourth quarter of 2021, applying the provisions of the standard to all business combinations during the fiscal year. The adoption did not have a material impact on the Company's consolidated financial statements.

3.    Revenue Recognition

Disaggregation of Revenue
The following table disaggregates revenue by service (in thousands):

	Year Ended December 31, 2021
	Device	Professional Services and other	Subscription	Total
Recognized at a point in time	$37,832	$—	$—	$37,832
Recognized over time	—	3,504	577,321	580,825
Total	$37,832	$3,504	$577,321	$618,657

	Year Ended December 31, 2020
	Device	Professional Services and other	Subscription	Total
Recognized at a point in time	$30,202	$—	$—	$30,202
Recognized over time	—	3,257	485,326	488,583
Total	$30,202	$3,257	$485,326	$518,785

	Year Ended December 31, 2019
	Device	Professional Services and other	Subscription	Total
Recognized at a point in time	$44,052	$—	$—	$44,052
Recognized over time	—	2,533	412,167	414,700
Total	$44,052	$2,533	$412,167	$458,752

The following table summarizes sales to customers by geography (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$432,101	$376,350	$336,946
United Kingdom	64,627	51,583	45,011
Other international	121,929	90,852	76,795
Total	$618,657	$518,785	$458,752
Revenue by location is determined by the billing address for the customer.
Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for contracts that have not yet been invoiced to customers where there is a remaining performance obligation. Contract assets relate to contractual arrangements with both a subscription and a device or professional service performance obligation. Amounts are recorded as a current asset or a non-current asset based on the amounts anticipated to be billed within one year, net of expected credit losses, as of the balance sheet date.

The following table summarizes the activity of the Company's contract asset, net balances (in thousands):

Amount
Balance as of December 31, 2019	$14,231
Contract assets earned	12,574
Contract assets invoiced	(11,198)
Foreign currency translation	19
Balance as of December 31, 2020	$15,626
Contract assets earned	21,433
Contract assets invoiced	(13,066)
Allowance for expected credit losses	(1,279)
Foreign currency translation	53
Balance as of December 31, 2021	$22,767
Current contract assets, net of $12.0 million, $7.7 million and $6.5 million are included in prepaid expenses and other current assets as of December 31, 2021, 2020 and 2019, respectively. Non-current contract assets, net of $10.8 million, $7.9 million and $7.7 million are included in other assets as of December 31, 2021, 2020 and 2019, respectively.

Contract liabilities consist of customer billings in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent on the consolidated balance sheets.

The following table summarizes the activity of the Company's current and noncurrent deferred revenue balances (in thousands):

Amount
Balance at December 31, 2019	$28,052
Deferred revenue recognized	(19,989)
Amounts deferred	18,757
Foreign currency translation	265
Balance at December 31, 2020	$27,085
Deferred revenue recognized	(19,482)
Amounts deferred	16,206
Foreign currency translation	(112)
Balance at December 31, 2021	$23,697

Contract Acquisition Costs
The Company capitalizes commission expenses paid to internal sales personnel, which are incremental to obtaining customer contracts, using a portfolio approach. Contract acquisition costs are included in other assets on the consolidated balance sheets.

The following table summarizes the activity of contract acquisition costs (in thousands):

Amount
Balance as of December 31, 2019	$35,891
Capitalization of contract acquisition costs	23,360
Amortization of contract acquisition costs	(11,656)
Foreign currency translation	596
Balance as of December 31, 2020	$48,191
Capitalization of contract acquisition costs	33,583
Amortization of contract acquisition costs	(17,506)
Foreign currency translation	(968)
Balance as of December 31, 2021	$63,300

Remaining Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2021 were approximately $390.0 million, of which over 50% are anticipated to be satisfied in the next twelve months, with substantially all performance obligations satisfied within thirty-six months. The amount excludes month-to-month contracts.

4.    Inventory
At December 31, 2021 and 2020, inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	December 31,
	2021	2020
Components	$27,524	$8,914
Work in progress	2,188	580
Finished goods	5,189	4,317
Total inventory	$34,901	$13,811
5.    Prepaid Expenses and Other Current Assets
At December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Contract assets, net	$11,964	$7,714
Prepaid software and cloud computing arrangements	8,851	6,363
Prepaid insurance	6,207	5,692
Inventory deposits	5,352	2,769
Other	7,082	5,778
Total	$39,456	$28,316

6.    Property and Equipment, Net
At December 31, 2021 and 2020, property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in Years)	December 31,
		2021	2020
Servers	3-5	$127,710	$96,048
Leasehold improvements	(a)	31,450	32,455
Computer equipment	3-5	15,655	14,977
Internally developed software	3	15,109	7,811
Furniture and fixtures	5	6,263	6,305
Purchased software	3	1,178	999
Vehicles	5	134	103
Total property and equipment		197,499	158,698
Less: accumulated depreciation and amortization		(90,922)	(66,822)
Total property and equipment, net		$106,577	$91,876
(a) The shorter of the remaining lease term or useful life.

The Company capitalized $7.3 million and $2.3 million of internally developed software costs during 2021 and 2020, respectively.

Depreciation expense included in cost of revenue and operating expenses was: $23.3 million and $8.8 million, respectively, for 2021, $16.9 million and $9.5 million, respectively, for 2020 and $11.0 million and $9.5 million, respectively, for 2019.

7.Leases

The Company enters into operating leases from time to time, primarily for office space and co-located data centers. The Company’s leases have remaining lease terms which vary, up to approximately 8 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include options at the election of the Company to renew or extend the leases. The periods associated with these options to renew or extend have not been included in the determination of the operating lease assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal options.

For the year ended December 31, 2021 and 2020, the Company recorded $9.5 million and $9.4 million, respectively, of operating lease costs in the consolidated statements of operations. Variable lease costs, which are comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance, were $2.4 million the year ended December 31, 2021. Variable lease costs are not included in the measurement of the Company's operating lease assets and liabilities.

Cash paid related to operating leases for the year ended December 31, 2021 was $10.4 million.

The following represents the Company's future minimum payments under non-cancelable operating leases as of December 31, 2021 (in thousands):

2022	$10,175
2023	10,088
2024	9,095
2025	6,173
2026	2,886
Thereafter	5,539
Total future undiscounted lease payments	$43,956
Less imputed interest	3,614
Total reported lease liability	$40,342

The weighted average remaining lease term and discount rate as of December 31, 2021 were 4.9 years and 3.4%, respectively. As of December 31, 2021, the Company recorded operating lease assets of $31.0 million, and operating lease liabilities of $9.0 million and $31.3 million in accrued expenses and other current liabilities and operating lease liabilities, noncurrent, respectively, within the consolidated balance sheets.

8.    Acquisitions

In March 2021, the Company acquired BitDam Ltd., an Israel-based cyber threat detection company (“BitDam”). The business combination was accounted for under the acquisition method of accounting. The consideration paid was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. As of December 31, 2021, the Company has completed the valuation of the assets acquired and liabilities assumed, including the fair value of acquired intangible assets. The allocation of the purchase consideration is as follows (in thousands):

Acquisition of BitDam
Assets acquired
Other current and noncurrent assets	$63
Property and equipment	49
Definite lived intangible assets	27,400
Goodwill	20,894
Total assets acquired	$48,406
Other current and noncurrent liabilities	879
Deferred tax liabilities	2,041
Total liabilities assumed	$2,920
Purchase consideration, net of cash acquired	$45,486

The definite lived intangible assets consist of acquired developed technology with an estimated life of 5 years. The Company has recorded $4.2 million of amortization expense within cost of revenue for the year ended December 31, 2021 related to this asset.
General and administrative expense within the consolidated statements of operations includes approximately $1.0 million of costs incurred in relation to the BitDam acquisition during the year ended December 31, 2021. The financial results of BitDam are included in the Company's consolidated results from the date of acquisition.
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

9.    Goodwill and Intangible Assets, Net
Goodwill

The following table summarizes the activity of the Company's goodwill balance (in thousands):

Amount
Balance at December 31, 2020	$1,120,954
BitDam acquisition	20,894
Foreign currency translation	(122)
Balance at December 31, 2021	$1,141,726

Definite-Lived Intangible Assets

The following table sets forth the gross carrying value and net carrying value of definite-lived intangible assets (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Technology	$111,876	$(35,227)	$76,649	8.8
Tradenames	126,757	(27,173)	99,584	15.9
Partner relationships	172,287	(60,915)	111,372	9.9
Total	$410,920	$(123,315)	$287,605

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Technology	$84,628	$(25,918)	$58,710	11.6
Tradenames	126,759	(20,707)	106,052	16.8
Partner relationships	172,331	(49,698)	122,633	10.9
Total	$383,718	$(96,323)	$287,395

Amortization expense related to intangible assets included in cost of revenue and operating expenses was $9.5 million and $17.7 million, respectively, for 2021, $5.0 million and $17.7 million, respectively, for 2020, and $4.7 million and $17.9 million, respectively, for 2019.
The Company's acquired intangible assets are amortized over periods ranging from 5 to 20 years, depending on their estimated useful lives. As of December 31, 2021, estimated amortization expense for intangible assets is as follows (in thousands):

Years Ending December 31,
2022	$28,276
2023	28,276
2024	28,148
2025	27,793
2026	23,923
Thereafter	151,189
$287,605

10.    Commitments and Contingencies
Commitments

The Company's unconditional purchase obligations are generally established in the ordinary course of business and are entered into to secure services vital to the Company's operations and ability to serve its partners. As of December 31, 2021, the estimated minimum obligations associated with unconditional purchase obligations, which are not recognized on the consolidated balance sheets, were $28.6 million in 2022, $18.5 million in 2023, $16.7 million in 2024, $6.9 million in 2025 and $5.9 million in 2026.

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
11.    Accrued Expenses and Other Current Liabilities
At December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll and related expenses	$29,985	$21,516
Lease liability, current portion	9,010	—
Operating costs	10,827	8,624
Taxes payable	5,185	5,452
Offering costs	—	684
Other	4,546	3,185
Total accrued expenses and other current liabilities	$59,553	$39,461
12.    Debt
2020 Credit Agreement

On October 23, 2020, Datto, Inc., as borrower (the “Borrower”), and certain direct and indirect wholly-owned subsidiaries of Datto, entered into a credit agreement with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the "2020 Credit Agreement"). The 2020 Credit Agreement is guaranteed by certain direct and indirect subsidiaries of Datto (the “Guarantors,” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets, subject to customary exceptions, as defined in the 2020 Credit Agreement.

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

As of December 31, 2021, the 2020 Credit Agreement is undrawn, with the exception of $1.9 million of outstanding letters of credit. The Company incurred debt issuance costs for the 2020 Credit Agreement of $1.2 million, which are being amortized over the term of the 2020 Credit Agreement as a component of interest expense. The Company recorded amortization of the debt issuance costs of $0.3 million as interest expense during 2021.

2019 Credit Agreement

Prior to October 2020, the Company had outstanding balances under a credit agreement entered in 2019, which was comprised of a $550.0 million term loan facility and a $50.0 million revolving credit facility (the "2019 Credit Agreement"). In conjunction with the IPO, all amounts outstanding under the 2019 Credit Agreement of $590.2 million were repaid in October 2020, and the 2019 Credit Agreement was terminated at that time. During 2020, the Company recognized a loss on the extinguishment of the 2019 Credit Agreement of $8.5 million in the consolidated statements of operations, as a result of the write-off of deferred financing costs and original issue discount.
2017 Credit Agreement

Prior to April 2019, the Company had outstanding balances under a credit agreement entered in 2017, which was comprised of a $520 million term loan facility and a $35 million revolving credit facility (the "2017 Credit Agreement"). In conjunction with the execution of the 2019 Credit Agreement, the 2017 Credit Agreement was terminated and outstanding amounts repaid from proceeds of the 2019 Credit Agreement. During 2019, the Company recognized a loss on the extinguishment of the 2017 Credit Agreement of $19.2 million in the consolidated statements of operations, representing the call premium of 2%, or $10.4 million, as well as the write-off of deferred financing costs of $8.8 million.
13.    Stockholders' Equity

Authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. As of December 31, 2021 and 2020 there were 163,991,681 and 161,420,016 shares, respectively, of common stock issued and outstanding.

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

Preferred Stock

The Board may, without stockholder approval but subject to any limitations prescribed by law, direct the issuance of shares of preferred stock (in one or more series or classes), create additional series or classes of preferred stock and establish the number of shares to be included in such series or classes. The Board is also authorized, at the time of issuance, to determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences of such preferred stock, any or all of which may be greater than the rights of the common stock. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company's common stock. As of December 31, 2021 and 2020, the Company did not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

Treasury Stock

During 2018, the Company purchased 362,126 shares of common stock from stockholders at fair value, which shares are held as treasury stock and carried at their cost basis of $3.6 million on the Company's consolidated balance sheets. There have been no treasury stock transactions in subsequent periods.

14.    Stock-Based Compensation

The Company has equity awards outstanding under various plans, as described further below.

Datto 2020 Omnibus Incentive Plan

In conjunction with the IPO, in October 2020, the Board adopted the Datto Holding Corp. Omnibus Incentive Plan (the “2020 Plan”) in order to align the interests of the participants with the interests of the Company's stockholders. The 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards to employees, consultants, and members of the Board. Authorized shares under the 2020 Plan automatically increase each January 1st that occurs after the effective date for 10 years, by 5% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31st, or such lesser number of shares as determined by the Board. See below for a reconciliation of shares of the Company’s common stock reserved for issuance under the 2020 Plan. Under the 2020 Plan, 4,185,843 restricted stock units and 80,000 options were outstanding as of December 31, 2021.

2017 Stock Option Plan

In December 2017, the Company adopted the 2017 Stock Option Plan (the “2017 Datto Plan”), as amended, which provides for grants of stock options to attract and retain talented employees, directors, officers, and consultants. As of December 31, 2021, 6,715,132 stock options were outstanding under the 2017 Datto Plan. No additional awards are allowed to be issued under the 2017 Datto Plan as a result of the adoption of the 2020 Plan.

Other Equity Plans

The Company also has outstanding options which were issued under the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”), which was frozen at the time of the Autotask Transaction. All outstanding awards were fully vested as of the date of the Autotask Transaction, and the options settle in the Company's common stock. As of December 31, 2021, 259,874 of stock options were outstanding under the Autotask Plan. No additional awards are allowed to be issued under the Autotask Plan.

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

During 2020 the Board approved a modification of the vesting terms of the IPO Contingent Options. The original terms provided for 25% to vest upon an IPO and 6.25% to vest quarterly thereafter. The modified vesting terms provided for 25% to vest upon an IPO, but to the extent the IPO occurred after the second anniversary of the grant date, in addition to the 25%, an additional 6.25% would vest for each quarter of service provided, commencing on the second anniversary of the grant date.
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

Stock Options
The following table summarizes stock option activity for all plans during 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	9,555,082	$10.49	7.5	$157,800
Options granted	80,000	$25.50
Options exercised	(2,257,938)	$9.98
Options forfeited & expired	(322,138)	$10.90
Options outstanding at December 31, 2021	7,055,006	$10.80	7.1	$109,720
Options vested and exercisable at December 31, 2021	4,486,032	$10.19	6.8	$72,500

The total fair value of stock options that vested during 2021, 2020 and 2019 was $25.9 million, $23.8 million and $6.9 million, respectively. The years ended December 31, 2021 and 2020 include the value of IPO Contingent Options which commenced vesting upon completion of the IPO.
The aggregate intrinsic value of stock options exercised during 2021, 2020 and 2019 was $35.5 million, $6.6 million and $0.8 million, respectively.
The weighted average grant-date fair value of stock options granted during 2021, 2020 and 2019, was $11.60, $15.42 and $5.62, respectively.
The estimated grant-date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following range of assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected volatility	44.7% - 47.2%	65.0%	45.0% - 50.0%
Expected term (years)	6.1	6.1 - 6.25	6.25
Risk-free interest rate	0.7% - 1.0%	0.4%	1.8% - 2.5%
Fair value of underlying common stock	$25.23 - $25.54	$22.17 - 22.64	$10.47 - 12.78

The valuation of stock options granted during 2020, including the final valuation of the IPO Contingent Options which were modified during 2020, was based upon an interpolation of the Company’s stock price from the beginning of the year of $14.50 to the IPO price of $27.00.

As of December 31, 2021, unrecognized compensation expense related to outstanding stock options was $21.2 million, which is expected to be recognized over the remaining weighted average term of 1.8 years.

Restricted Stock Units

The following table summarizes RSU activity under all plans during 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	696,338	$26.73
RSUs granted	4,078,368	$25.58
RSUs vested	(318,459)	$25.82
RSUs forfeited	(270,404)	$26.12
RSUs outstanding at December 31, 2021	4,185,843	$25.71

In addition to time vested RSUs, in 2021 the Company also issued RSUs with performance-based vesting conditions in connection with the acquisition of BitDam, for which stock-based compensation expense is being recorded based on the expected achievement of the performance targets. As of December 31, 2021, unrecognized compensation expense related to all outstanding RSUs was $94.6 million, which is expected to be recognized over the remaining weighted average term of 3.3 years.

Shares Available for Future Grants

As noted above, future grants may only be made under the 2020 Plan. The following table summarizes the shares available for future grants under the 2020 Plan as of December 31, 2021:

Shares Available for Future Grants
Shares reserved for issuance at December 31, 2020	20,195,974
Annual authorization increase	8,071,001
Options and RSUs granted	(4,158,368)
Options and RSUs forfeited, expired and repurchased	271,717
Balance at December 31, 2021	24,380,324

Datto 2021 Employee Stock Purchase Plan

In May 2021, shareholders approved the Datto Holding Corp. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP contains a component intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “423 Component”) and a component primarily related to purchases by international employees. The ESPP provides all eligible Datto employees the opportunity to contribute up to 15% of their base earnings and other eligible compensation to purchase shares of Datto common stock. A participant can purchase a maximum of 1,000 shares of Datto common stock per biannual offering period, although participants in the 423 Component cannot purchase shares that would accrue at a rate which exceeds $25,000 of fair market value of Datto common stock (determined based on the fair market value on the first day of each offering period) for each calendar year. The purchase price is equal to 85% of the fair market value of Datto common stock on the first or last day of the offering period, whichever is lower. There are 3,221,541 shares available for issuance under the ESPP, although none were outstanding at December 31, 2021. The pool of shares available for issuance under the ESPP is subject to an annual increase on the first day of each year beginning on January 1, 2022 and annually thereafter ending in 2031 equal to the lesser of (i) 1% of all classes of the Company’s shares outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares as may be determined by the Board; provided, however, no more than 16,000,000 shares may be issued in total under the 423 Component.
Approximately 0.2 million shares were purchased at the end of the offering period in January 2022, based on the enrollment and stock price as of December 31, 2021. The Company withheld $3.2 million on behalf of employees for these purchases under the ESPP, which was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets as of December 31, 2021.

The fair value of shares issued under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. As of December 31, 2021, unrecognized compensation expense related to the ESPP was $0.1 million, which is expected to be recognized over the remaining weighted average term of 0.1 years.

Stock-Based Compensation Expense

Stock-based compensation expense for all equity awards for 2021, 2020 and 2019 was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cost of revenue—subscription	$4,302	$4,092	$98
Cost of revenue—device	193	203	—
Cost of revenue—professional services and other	200	418	—
Selling and marketing	9,467	6,614	2,946
Research and development	23,419	13,590	3,510
General and administrative	11,328	8,543	5,661
Total stock-based compensation expense	$48,909	$33,460	$12,215

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
15.    Income Taxes
U.S. and foreign components of consolidated income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$57,689	$19,012	$(49,035)
Foreign	3,673	11,548	15,336
Income (loss) before income taxes	$61,362	$30,560	$(33,699)

The components of (provision for) benefit from income taxes for 2021, 2020 and 2019 were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Current (provision for) benefit from income taxes:
Federal	$—	$—	$—
State	(2,122)	(516)	(167)
Foreign	(2,884)	224	(3,393)
Total current provision for income taxes	(5,006)	(292)	(3,560)
Deferred (provision for) benefit from income taxes:
Federal	(7,945)	(4,273)	8,160
State	483	(2,613)	(1,382)
Foreign	2,540	(884)	(707)
Total deferred (provision for) benefit from income taxes	(4,922)	(7,770)	6,071
Total (provision for) benefit from income taxes	$(9,928)	$(8,062)	$2,511

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the periods indicated is as follows:

	For the Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	2.0	5.0	4.0
State income tax rate change	3.4	1.8	(3.6)
Foreign operations, including foreign income tax rate differential	0.7	(4.8)	0.5
Income tax credits	(5.2)	(9.2)	4.6
Non-deductible expenses	1.1	2.1	(2.7)
GILTI inclusion	(4.0)	0.6	(9.1)
Stock-based compensation	0.6	7.1	1.2
Change in valuation allowance	(3.2)	0.9	(7.8)
Other	(0.2)	1.9	(0.6)
Effective tax rate	16.2%	26.4%	7.5%

The primary differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for 2021 are the favorable impact of an amendment to our 2018 and 2019 federal tax returns as a result of clarification of certain tax guidance, a change in tax law in the state of Connecticut resulting in the ability to utilize additional research and development credits generated in prior years which impacted the valuation allowance, and research and development credits generated in the current year, partially offset by the impact of state income taxes and permanent differences for non-deductible expenses. The primary differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate for 2020 are the unfavorable impact of permanent differences related to stock-based compensation for certain employees and the impact of state income taxes, partially offset by the favorable impact of research and development credits and foreign operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act did not have a material impact on the Company's provision for income taxes for 2021 or 2020.

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$34,910	$39,775
Tax credits (net of uncertain tax positions)	15,333	14,486
Deferred rent	—	2,428
Operating leases	10,006	—
Deferred revenue	2,036	3,160
Accrued expenses	3,196	3,104
Allowance for expected credit losses	803	1,253
Interest expense limitation	1,894	7,484
Stock-based compensation	11,415	7,352
Other	284	185
Total gross deferred income tax assets	79,877	79,227
Less valuation allowance (1)	(1,504)	(3,686)
Total deferred income tax assets	$78,373	$75,541
Deferred income tax liabilities:
Depreciation of property and equipment	$(17,205)	$(17,420)
Contract acquisition costs	(15,569)	(11,317)
Operating Leases	(7,664)	—
Amortization of acquired intangible assets	(62,249)	(65,751)
Total deferred tax liabilities	(102,687)	(94,488)
Net deferred tax liabilities	$(24,314)	$(18,947)

Reconciliation to the consolidated balance sheets:
Other assets	$641	$—
Deferred income taxes	(24,955)	(18,947)
Net deferred tax liabilities	$(24,314)	$(18,947)

(1) Changes of valuation allowances relating to deferred tax assets were as follows (in thousands):

	2021	2020	2019
Balance at January 1,	$3,686	$3,396	$768
Increase recorded to income tax provision	390	543	2,628
Decrease recorded to income tax provision	(2,572)	(253)	—
Balance at December 31,	$1,504	$3,686	$3,396
As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for federal income tax purposes of $132.4 million and $160.9 million, respectively, which are available to offset future taxable income, if any. The net operating loss carryforwards as of December 31, 2021 were comprised of $112.0 million which will begin to expire in 2033 and $20.4 million relating to the 2018 and 2019 tax years, which will not expire but are subject to a limitation of usage of 80% of taxable income per year.
As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for state income tax purposes of $80.6 million and $76.7 million, respectively. The net operating loss carryforwards for state income tax purposes as of December 31, 2021 are available to offset future taxable income and will begin to expire in 2029. In addition, as of December 31, 2021 and 2020, the Company had net operating loss carryforwards in various foreign jurisdictions of $7.1 million and $4.0 million, respectively. The foreign net operating loss carryforwards as of December 31, 2021 were comprised of $2.8 million which will begin to expire in 2039 and $4.3 million which do not expire.
As of December 31, 2021 and 2020, the Company had federal research and development credits of $18.3 million and $14.2 million, respectively. The federal research and development credits as of December 31, 2021 will begin to expire in 2032.
As of December 31, 2021 and 2020, the Company had state research and development credits of $7.5 million and $8.9 million, respectively, which are available to offset future state tax liabilities. The state research and development credits as of December 31, 2021 were comprised of $1.8 million which will expire beginning in 2029 through 2040 and $5.7 million which do not expire.

The realizability of the deferred tax assets is primarily dependent on our ability to generate sufficient taxable income in future periods. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. Based on cumulative taxable income, projections for future taxable income, and the timing of reversal of deferred tax liabilities, the Company has recorded a valuation allowance against certain deferred tax assets.
Undistributed earnings of certain foreign subsidiaries were $26.6 million as of December 31, 2021. The Company considers the current earnings and any future earnings of the foreign subsidiaries to be indefinitely reinvested, and therefore does not record deferred taxes related to these earnings. Upon repatriation of earnings, in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to a dividends received deduction) and withholding taxes payable to certain foreign jurisdictions. The amount of deferred tax liability that would result from the repatriation of earnings is immaterial at December 31, 2021.
Tax positions for the Company and its subsidiaries are subject to income tax audits in multiple tax jurisdictions throughout the world. The Company has evaluated its tax positions and has determined it has unrecognized tax benefits as a result of certain uncertain tax positions. The following table summarizes the balance of unrecognized tax benefits, which is recorded as a component of deferred income taxes on the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

Amount
Balance at December 31, 2019	$3,842
Additions (reductions) related to current year	931
Additions (reductions) related to prior years positions	(12)
Balance at December 31, 2020	$4,761
Additions (reductions) related to current year	1,179
Additions (reductions) related to prior years positions	(822)
Balance at December 31, 2021	$5,118

The unrecognized tax benefits for the tax years ended December 31, 2021, 2020 and 2019 include $5.1 million, $4.8 million and $3.8 million, respectively, that would impact the effective tax rate if recognized. The Company does not currently anticipate significant changes in its unrecognized tax benefits over the next 12 months. The Company has accrued immaterial interest and penalties related to uncertain tax positions as of December 31, 2021.
The Company's tax returns remain open to examination as follows: U.S. federal, 2013 through 2020; U.S. states, generally 2014 through 2020; and significant foreign jurisdictions, generally 2017 through 2020.
16.    Employee Benefit Plans
The Company has a defined contribution 401(k) retirement plan covering U.S. employees who have completed ninety days of service and who are at least 21 years of age. The Company makes safe harbor matching contributions equal to 100% of employee contributions up to 3% of compensation plus 50% of employee contributions between 3% and 6% of compensation. The Company made matching contributions of $7.5 million, $6.1 million and $4.8 million during 2021, 2020 and 2019, respectively.
17.    Net Income (Loss) per Share

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is calculated by giving effect to all potential shares of common stock, including the Company's outstanding stock options, common stock related to unvested RSUs, and the estimated number of shares to be issued under the ESPP based upon the enrollment and stock price as of December 31, 2021, to the extent such potential shares are dilutive. For the purpose of computing diluted earnings per share, options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such options are dilutive. As described in Note 14. Stock-Based Compensation, the IPO Contingent Options contained a performance-vesting condition, and were only considered in computing diluted net income per share after the IPO in October of 2020. The calculation of basic and diluted income (loss) per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019

Numerator:
Net income (loss) attributable to common stockholders	$51,434	$22,498	$(31,188)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders
Basic	162,048,828	140,404,763	135,212,597
Total dilutive effect of outstanding equity awards	3,710,796	2,110,085	—
Diluted	165,759,624	142,514,848	135,212,597
Net income (loss) per share attributable to common stockholders
Basic	$0.32	$0.16	$(0.23)
Diluted	$0.31	$0.16	$(0.23)

As of December 31, 2021, 2020 and 2019, there were 367,672, 2,456,147 and 6,377,560, respectively, of weighted average outstanding options and RSUs that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the period presented because including them would have been antidilutive.

18.    Related Party Transactions
Vista, the Company's majority shareholder, is a U.S.-based investment firm. During 2021, 2020 and 2019, the Company paid a total of $0.1 million, $0.7 million, and $1.1 million, respectively, for consulting services, executive recruitment, and other services provided by Vista and Vista affiliates. At December 31, 2021 and 2020, the Company had immaterial accounts payable owed to Vista and Vista affiliates on the consolidated balance sheets.
In the normal course of business, the Company sells technology solutions under recurring subscriptions to portfolio companies of Vista. Sales to Vista portfolio companies amounted to $0.3 million, $0.2 million, and $0.1 million for 2021, 2020 and 2019, respectively, with such amounts included in subscription revenue in the Company's consolidated statements of operations. At December 31, 2021 and 2020, the Company had immaterial accounts receivable from Vista portfolio companies on the consolidated balance sheets.
In the normal course of business, the Company purchases software licenses and services and related IT support services from Vista portfolio companies. Purchases from Vista portfolio companies amounted to $1.3 million, $1.0 million and $0.9 million for 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had accounts payable of $0.4 million owed to Vista portfolio companies and an immaterial amount owed at December 31, 2020, on the consolidated balance sheets.

19. Condensed Financial Information of Registrant (Parent Company Only)

DATTO HOLDING CORP.
Parent Company Only
Condensed Balance Sheets
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Other assets	$1,811,942	$1,688,468
Total assets	$1,811,942	$1,688,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	$—	$—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at December 31, 2021 and 2020; No shares issued or outstanding at December 31, 2021 or 2020	—	—
Common stock, $0.001 par value; 500,000,000 authorized at December 31, 2021 and 2020, respectively; 163,991,681 and 161,420,016 issued and outstanding (inclusive of treasury stock) at December 31, 2021 and 2020, respectively	164	161
Additional paid-in capital	1,829,957	1,755,387
Treasury stock, at cost; 362,126 shares outstanding at December 31, 2021 and 2020	(3,621)	(3,621)
Accumulated deficit	(13,792)	(65,226)
Accumulated other comprehensive income	(766)	1,767
Total stockholders’ equity	1,811,942	1,688,468
Total liabilities and stockholders’ equity	$1,811,942	$1,688,468

DATTO HOLDING CORP.
Parent Company Only
Condensed Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Equity in net income (loss) of subsidiaries	$51,434	$22,498	$(31,188)
Net income (loss)	$51,434	$22,498	$(31,188)

DATTO HOLDING CORP.
Parent Company Only
Condensed Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$51,434	$22,498	$(31,188)
Other comprehensive income:
Subsidiaries' other comprehensive income (loss)	(2,533)	1,337	513
Total comprehensive income (loss)	$48,901	$23,835	$(30,675)

Business and Basis of Presentation

Description of Business

Datto Holding owns 100% of Merritt Holdco, Inc. (“Merritt Holdco”), which owns 100% of Datto, Inc., the primary operating company.

Datto Holding is a holding company with no material operations of its own, conducting substantially all of its activities through its subsidiaries. Datto Holding has no direct outstanding debt obligations. Datto, Inc. is the borrower and Merritt Holdco is a guarantor under the 2020 Credit Agreement. Merritt Holdco and Datto, Inc. are limited in their ability to declare dividends or make any payment on account of their capital stock to, directly or indirectly, fund a dividend or other distribution to Datto Holding under the 2020 Credit Agreement. For a discussion of the 2020 Credit Agreement, see Note 12. Debt.

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
20.    Restructuring

In response to the COVID-19 pandemic, the Company undertook various measures during the second quarter of 2020 to mitigate the risk of potential reductions in revenue and delays or reductions in payments from the Company's customers. The measures included a focus on the Company's cost structure to better match expenditures to its revised forecasts of revenue and cash generation activities at that time. As a result of this review, the Company incurred approximately $3.8 million for restructuring activities in the second quarter of 2020, primarily related to severance for a reduction in workforce, including $0.6 million in cost of revenue and $3.2 million in operating expenses. All associated benefits were paid as of December 31, 2020.
21.    Subsequent Events
On January 20, 2022, the Company announced that it had acquired threat detection and response company Infocyte for approximately $44 million, extending Datto’s security capabilities that protect, detect, and respond to cyber-threats found within endpoints and cloud environments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Statement Of Responsibility For Financial Statements

Datto's management has prepared and is responsible for the consolidated financial statements and the related financial data contained in this report. These financial statements, which include estimates, were prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and include amounts that are estimates and that are based on judgment. Management uses its best judgment to ensure that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

The Audit Committee of the Board of Directors reviews and monitors the consolidated financial statements and accounting policies of the Company. These financial statements and policies are reviewed regularly by management and such financial statements are audited by our independent registered public accounting firm, Ernst & Young LLP. The independent registered public accounting firm has full and free access to the Audit Committee and meet with the committee, with and without management present.

Management’s Annual Report on Internal Control Over Financial Reporting

Datto's management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act"). Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm has issued an auditors’ report on the effectiveness of our internal control over financial reporting, provided below.

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is also accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

As previously disclosed under the section titled “Controls and Procedures” included under Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in internal control over financial reporting. Specifically, we identified deficiencies in information technology ("IT") general controls and process level controls.

During the fiscal year ended December 31, 2021, management implemented our previously disclosed remediation plan that included:
•Replacing certain legacy IT systems that have inherent control limitations with SaaS tools that support enhanced access and application controls;
•Engaging external resources to assist with remediation efforts and internal control execution, as well as providing additional training to our personnel;
•Hiring additional internal resources with appropriate knowledge and expertise to effectively operate financial reporting processes and internal controls; and

•Implementing enhanced review procedures and analysis over the segregation of duties in IT systems.

Based upon the actions taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded the material weakness no longer existed as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Datto Holding Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Datto Holding Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Datto Holding Corp. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Stamford, Connecticut
February 23, 2022

ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 annual meeting of shareholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this report by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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

3.2	Amended and Restated Bylaws of Datto Holding Corp., dated October 20, 2020 (incorporated by reference to Exhibit 3.2 to Datto Holding Corp.'s Current Report on Form 8-K filed on October 26, 2020).
4.1	Registration Rights Agreement, effective December 7, 2017 (incorporated by reference to Exhibit 3.3 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on September 29, 2020).
4.2	Description of Datto Holding Corp.'s Common Stock (incorporated by reference to Exhibit 4.2 to Datto Holding Corp.'s Annual Report on Form 10-K filed on March 11, 2021).
10.1
Director Nomination Agreement, dated as of October 23, 2020, by and among Datto Holding Corp. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 26, 2020).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on September 29, 2020).
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

10.4*	Datto Holding Corp. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020).
10.5*	Amended and Restated 2017 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Datto Holding Corp.’s Registration Statement on Form S-1 filed on October 14, 2020).
10.6*	Employment Agreement with Timothy Weller (incorporated by reference to Exhibit 10.4 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020).
10.7*	Employment Agreement with Robert Petrocelli (incorporated by reference to Exhibit 10.5 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020).
10.8*	Employment Agreement with Sanjay Singh (incorporated by reference to Exhibit 10.6 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020).
10.9*	Employment Agreement with John Abbot (incorporated by reference to Exhibit 10.1 to Datto Holding Corp.'s Quarterly Report on Form 10-Q filed on May 12, 2021).
10.10*	Employment Agreement with Chris McCloskey.
10.11
Master Services Agreement, dated as of December 7, 2017, by and between Vista Consulting Group, LLC and Datto, Inc. (incorporated by reference to Exhibit 10.9 to Datto Holding Corp.’s Registration Statement on Form S-1/A filed on October 19, 2020).

10.12*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020).
10.13*	Form of 2017 Autotask Option Rollover Agreement (incorporated by reference to Exhibit 10.4 to Datto Holding Corp.’s Registration Statement on Form S-8 filed on October 30, 2020).
10.14*	Datto Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Datto Holding Corp.'s Definitive Proxy Statement filed on April 26, 2021).
21.1	List of subsidiaries of Datto Holding Corp.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.
*Indicates a management contract or compensatory plan or arrangement.
+ The certifications included as Exhibit 32.1 and Exhibit 32.2 hereto are deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 23, 2022	Datto Holding Corp.

	By:	/s/ Tim Weller
Name: Tim Weller
Title: Chief Executive Officer

POWERS OF ATTORNEY

The undersigned directors and officers of Datto Holding Corp. hereby appoint each of Timothy Weller, John Abbot and Emily T. Epstein, as attorney-in-fact for the undersigned, with full power of substitution and resubstitution, for and in the name, place, and stead of the undersigned, to sign and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Weller	Chief Executive Officer and Director	February 23, 2022
Tim Weller	(Principal Executive Officer)

/s/ John Abbot	Chief Financial Officer	February 23, 2022
John Abbot	(Principal Financial Officer)

/s/ Bill Severance	Chief Accounting Officer	February 23, 2022
Bill Severance	(Principal Accounting Officer)

/s/ David Breach	Director	February 23, 2022
David Breach

/s/ Marc Brown	Director	February 23, 2022
Marc Brown

/s/ Adrian Dillon	Director	February 23, 2022
Adrian Dillon

/s/ Jack Dillon	Director	February 23, 2022
Jack Dillon

/s/ Christine Larsen	Director	February 23, 2022
Christine Larsen

/s/ Christina Lema	Director	February 23, 2022
Christina Lema

/s/ Austin McChord	Director	February 23, 2022
Austin McChord

/s/ Maneet S. Saroya	Director	February 23, 2022
Maneet S. Saroya

/s/ John Stadler	Director	February 23, 2022
John Stalder

/s/ Nadeem Syed	Director	February 23, 2022
Nadeem Syed