Form 10-K/A
period 2021-12-31
DATTO HOLDING CORP.
filed 2022-04-13
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference: None

EXPLANATORY NOTE

Datto Holding Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022 (the “Original 10-K”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language regarding internal control over financial reporting in revised paragraph 4 and 4(b), which language was inadvertently omitted from the certifications when filed with the Original 10-K. The Amendment does not modify, amend or update the financial or other information contained in the Original Filing, or in any way reflect events occurring after the date of the filing of the Original 10-K. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the cover page, this explanatory note, the exhibits listing, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. This Form 10-K/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

The Amendment does not include a new audit opinion of Ernst & Young LLP (PCAOB ID 42) Stamford, Connecticut.

DATTO HOLDING CORP.
ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended December 31, 2021
TABLE OF CONTENTS

		Page

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	2

SIGNATURES		3
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

3.	Exhibits
The following documents are filed with this Amended Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 12, 2022	Datto Holding Corp.

	By:	/s/ Tim Weller
Name: Tim Weller
Title: Chief Executive Officer

3