Form 10-Q
period 2022-03-31
DATTO HOLDING CORP.
filed 2022-05-09
CIK 1724570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 30, 2022, there were approximately 165,211,487 shares of the Registrant’s Common Stock outstanding (excluding treasury shares of 362,126).

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DATTO HOLDING CORP.

DATTO HOLDING CORP.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$191,188	$221,421
Restricted cash	1,637	1,319
Accounts receivable, net	13,419	12,870
Inventory	43,913	34,901
Prepaid expenses and other current assets	44,490	39,456
Total current assets	294,647	309,967
Property and equipment, net	108,475	106,577
Operating lease assets	31,994	31,003
Goodwill	1,172,860	1,141,726
Intangible assets, net	292,568	287,605
Other assets	89,901	85,313
Total assets	$1,990,445	$1,962,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,227	$9,997
Accrued expenses and other current liabilities	56,125	59,553
Deferred revenue	20,274	20,356
Total current liabilities	91,626	89,906
Deferred revenue, noncurrent	3,293	3,341
Deferred income taxes	22,725	24,955
Operating lease liabilities, noncurrent	30,761	31,332
Other long-term liabilities	762	715
Total liabilities	149,167	150,249
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 50,000,000 authorized at March 31, 2022 and December 31, 2021; no shares issued or outstanding at March 31, 2022 or December 31, 2021	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 164,891,735 and 163,991,681 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (inclusive of treasury stock)	165	164
Additional paid-in capital	1,852,073	1,829,957
Treasury stock, at cost; 362,126 shares at March 31, 2022 and December 31, 2021	(3,621)	(3,621)
Accumulated deficit	(5,845)	(13,792)
Accumulated other comprehensive income (loss)	(1,494)	(766)
Total stockholders’ equity	1,841,278	1,811,942
Total liabilities and stockholders’ equity	$1,990,445	$1,962,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$160,513	$135,590
Device	9,516	8,385
Professional services and other	752	934
Total revenue	170,781	144,909
Cost of revenue:
Subscription	25,660	20,930
Device	12,608	9,498
Professional services and other	1,783	1,502
Depreciation and amortization	9,399	6,625
Total cost of revenue	49,450	38,555
Gross profit	121,331	106,354
Operating expenses:
Sales and marketing	39,862	31,926
Research and development	33,582	22,474
General and administrative	32,569	24,621
Depreciation and amortization	7,269	6,570
Total operating expenses	113,282	85,591
Income from operations	8,049	20,763
Other (income) expense:
Interest expense	122	102
Other income, net	(672)	(19)
Total other (income) expense	(550)	83
Income before income taxes	8,599	20,680
Provision for income taxes	(652)	(5,394)
Net income	$7,947	$15,286
Net income per share attributable to common stockholders:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09
Weighted-average shares used in computing net income per share:
Basic	164,081,628	161,066,404
Diluted	167,535,063	164,734,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$7,947	$15,286
Other comprehensive income (loss):
Currency translation adjustment	(728)	(1,012)
Total comprehensive income	$7,219	$14,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2022	163,991,681	$164	$(3,621)	$1,829,957	$(13,792)	$(766)	$1,811,942
Stock-based compensation	—	—	—	12,613	—	—	12,613
Shares issued upon exercise of stock options and vesting of restricted stock units	739,176	1	—	6,242	—	—	6,243
ESPP share purchases	160,878	—	—	3,261	—	—	3,261
Other comprehensive loss	—	—	—	—	—	(728)	(728)
Net income	—	—	—	—	7,947	—	7,947
Balance at March 31, 2022	164,891,735	$165	$(3,621)	$1,852,073	$(5,845)	$(1,494)	$1,841,278

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2021	161,420,016	$161	$(3,621)	$1,755,387	$(65,226)	$1,767	$1,688,468
Stock-based compensation	—	—	—	11,511	—	—	11,511
Shares issued upon exercise of stock options and vesting of restricted stock units	19,139	—	—	117	—	—	117
Other comprehensive loss	—	—	—	—	—	(1,012)	(1,012)
Net income	—	—	—	—	15,286	—	15,286
Balance at March 31, 2021	161,439,155	$161	$(3,621)	$1,767,015	$(49,940)	$755	$1,714,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$7,947	$15,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,862	7,461
Amortization of acquired intangible assets	7,806	5,734
Amortization of debt issuance costs	84	84
Reserve for inventory obsolescence	375	36
Non-cash operating lease expense	1,926	1,870
Stock-based compensation	12,613	11,511
Provision for expected credit losses	485	1,211
Deferred income taxes	(2,607)	4,717
Unrealized foreign exchange	(298)	(626)
Changes in operating assets and liabilities:
Accounts receivable	(760)	(160)
Inventory	(9,399)	(5,559)
Prepaid expenses and other current assets	(4,951)	(3,820)
Other assets	(4,253)	(4,083)
Accounts payable, accrued expenses and other	(2,158)	3,535
Deferred revenue	(602)	(2,030)
Net cash provided by operating activities	15,070	35,167
INVESTING ACTIVITIES
Purchase of property and equipment	(10,511)	(10,681)
Acquisition of business, net of cash acquired	(43,521)	(45,486)
Net cash used in investing activities	(54,032)	(56,167)
FINANCING ACTIVITIES
Repayments of debt and capital leases	(28)	(28)
Capitalized transaction costs	—	(414)
Proceeds from stock option exercises	6,239	177
Proceeds from employee stock purchase plan share purchases	3,261	—
Net cash provided by (used in) financing activities	9,472	(265)
Effect of exchange rate changes on cash and cash equivalents	(425)	46
Net decrease in cash and cash equivalents	(29,915)	(21,219)
Cash and cash equivalents and restricted cash, beginning of year	222,740	170,413
Cash and cash equivalents and restricted cash, end of period	$192,825	$149,194
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$191,188	$147,819
Restricted cash	$1,637	$1,375
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$816	$226
Cash paid for interest	$93	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable	$400	$271
Unpaid initial public offering costs in total current liabilities	$—	$270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATTO HOLDING CORP.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DATTO HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Description of Business, Basis of Presentation and Principles of Consolidation

Description of Business
Datto Holding Corp. (“Datto Holding”) provides security and cloud-based software solutions purpose-built for delivery through the managed service provider (“MSP”) channel to small and medium businesses (“SMB”). Unless the context otherwise indicates or requires, references to “Datto”, “we,” “us,” “our” and “the Company” shall refer to Datto Holding and its wholly-owned subsidiaries as a consolidated entity.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “Annual Report”). The condensed consolidated financial statements include the Company's accounts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of the quarterly results. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Annual Report.

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

As of March 31, 2022, funds controlled by Vista Equity Partners (“Vista”) owned approximately 69.1% of the Company’s outstanding common stock, excluding treasury shares. As a result, the Company is a “controlled company” under New York Stock Exchange (“NYSE”) corporate governance rules. Sales to and purchases from as well as balances due to or from Vista and its portfolio companies as of and for the three months ended March 31, 2022 and 2021, respectively, were immaterial.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and also on assumptions that management believes are reasonable. Actual results could differ materially from those estimates because of risks and uncertainties, including uncertainty in the economic environment resulting from the continuing global impact of the COVID-19 pandemic.

2.Significant Accounting Policies

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as of and for the three months ended March 31, 2022, as compared to the significant accounting policies described in the Company's Annual Report. The following information updates certain disclosures in the Company's Annual Report.

Fair Value Measurements

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value of assets and liabilities into three broad levels as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date,
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly,
Level 3 – Unobservable inputs for the asset or liability.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs.

The Company's cash and cash equivalents as of March 31, 2022 include money market funds, which are valued using Level 1 inputs. The Company may also hold cash and cash equivalents in highly liquid pooled funds and has elected to apply the net asset value practical expedient provided by Accounting Standards Codification 820 – Fair Value Measurement to determine the fair value. As of March 31, 2022, the Company held $25.0 million of money market funds. The Company did not hold any money market funds as of December 31, 2021.

Accounts Receivable, Net of Allowance for Expected Credit Losses

Trade accounts receivable are recorded at the invoiced amount. Accounts receivable are presented net of an estimated allowance for expected credit losses. The Company maintains an allowance for expected credit losses as a reduction of trade accounts receivable’s amortized cost basis to present the net amount expected to be collected.

The following table summarizes the activity of the allowance for expected credit losses (in thousands):

Amount
Balance as of December 31, 2021	$1,918
Provision for expected credit losses	140
Net reductions and other	(6)
Balance as of March 31, 2022	$2,052

Unbilled accounts receivable are included in the accounts receivable balances and represent revenue earned, but the amount is not contractually billable as of the balance sheet date. The unbilled accounts receivable balance is principally invoiced within the following month. As of March 31, 2022 and December 31, 2021, unbilled accounts receivable, net was $2.0 million and $1.6 million, respectively.

3.Revenue Recognition
Disaggregation of Revenue

The following tables disaggregate revenue by service and timing of recognition (in thousands):

	Three Months Ended March 31, 2022
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$9,516	$—	$—	$9,516
Recognized over time	—	752	160,513	161,265
Total	$9,516	$752	$160,513	$170,781

	Three Months Ended March 31, 2021
	Device	Professional Services	Subscription	Total
Timing of revenue recognition:
Recognized at a point in time	$8,385	$—	$—	$8,385
Recognized over time	—	934	135,590	136,524
Total	$8,385	$934	$135,590	$144,909

The following table summarizes sales to customers by geography (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$119,097	$102,042
United Kingdom	17,759	14,822
Other international	33,925	28,045
Total	$170,781	$144,909

Revenue by geography is determined by the billing address for the customer.

Contract Balances

Contract assets represent amounts for which the Company has recognized revenue, generally for device sales or contracts which contain free subscription periods pursuant to its revenue recognition policy, for contracts that have not yet been fully invoiced to customers where there is a remaining performance obligation. Contract assets relate to contractual arrangements which contain both a subscription and a device, a free subscription period or a professional service performance obligation. Amounts are recorded as a current asset or a non-current asset based on the amounts anticipated to be billed within one year of the balance sheet date. Current contract assets, net of $13.5 million and $12.0 million were included in prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021, respectively. Non-current contract assets, net of $11.5 million and $10.8 million were included in other assets as of March 31, 2022 and December 31, 2021, respectively.

Contract liabilities consist of customer payments in advance of revenue being recognized. Amounts anticipated to be recognized within one year of the balance sheet date are recorded as deferred revenue, current and the remaining portion is recorded as deferred revenue, noncurrent on the condensed consolidated balance sheets. Deferred revenue as of March 31, 2022 and December 31, 2021 was $23.6 million (of which $3.3 million was classified as non-current) and $23.7 million (of which $3.3 million was classified as non-current), respectively.

The following table summarizes the activity of the Company's current and noncurrent deferred revenue balances for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$23,697	$27,085
Deferred revenue recognized	(8,483)	(10,209)
Amounts deferred	7,913	8,324
Acquired with Infocyte	442	—
Foreign currency translation and other	(2)	61
Ending balance	$23,567	$25,261

Contract Acquisition Costs

The Company capitalizes commission expenses paid to internal sales personnel for obtaining customer contracts, using a portfolio approach. Contract acquisition costs are included in other assets on the condensed consolidated balance sheets. Contract acquisition costs as of March 31, 2022 and December 31, 2021 were $66.7 million and $63.3 million, respectively.

Remaining Performance Obligations

Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2022 were approximately $399.4 million, of which greater than 50% is anticipated to be recognized in the next twelve months, with substantially all revenue related to performance obligations to be recognized within thirty-six months. The amount excludes month-to-month contracts.

4.Inventory
Inventory, net of the reserves for obsolescence, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Purchased components and builds in process	$36,967	$29,712
Finished goods	6,946	5,189
Total inventory	$43,913	$34,901

5.Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Life (in Years)			March 31, 2022	December 31, 2021
Servers	3	-	5	$137,465	$127,710
Leasehold improvements	(a)			31,613	31,450
Computer equipment	3	-	5	17,385	15,655
Internally developed software	3			17,135	15,109
Furniture and fixtures	5			6,272	6,263
Purchased software	3			1,233	1,178
Vehicles	5			135	134
Total property and equipment				211,238	197,499
Less: accumulated depreciation and amortization				(102,763)	(90,922)
Total property and equipment, net				$108,475	$106,577
(a) The shorter of the remaining lease term or useful life.

The Company capitalized $2.0 million and $1.3 million of internally developed software costs during the three months ended March 31, 2022 and 2021, respectively.

Depreciation expense included in cost of revenue and operating expenses was $6.3 million and $2.6 million, respectively, for the three months ended March 31, 2022, and $5.3 million and $2.2 million, respectively, for the three months ended March 31, 2021.

6.Acquisitions

Infocyte Acquisition

In January 2022, the Company acquired threat detection and response company Infocyte, Inc. ("Infocyte"), extending Datto’s security capabilities that protect, detect, and respond to cyberthreats found within endpoints and cloud environments. The business combination was accounted for under the acquisition method of accounting. The consideration paid of approximately $43.5 million was allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary assessment of the fair values as of the acquisition date, which is subject to adjustment over the measurement period. The preliminary allocation of the purchase consideration was as follows (in thousands):

Assets acquired
Other current and noncurrent assets	$374
Definite lived intangible assets	12,700
Goodwill	31,071
Total assets acquired	$44,145
Total liabilities assumed	$624
Purchase consideration, net of cash acquired	$43,521

The definite lived intangible assets consist of acquired developed technology of $10.5 million and partner relationships of $2.2 million. Goodwill resulting from the Infocyte acquisition is not expected to be deductible for tax purposes.
General and administrative expense within the condensed consolidated statements of operations includes $0.2 million of costs incurred in relation to the Infocyte acquisition in the three months ended March 31, 2022.
BitDam Acquisition
In March 2021, the Company acquired BitDam Ltd., an Israel-based cyber threat detection company (“BitDam”). The purchase consideration was approximately $45.5 million.

7.Goodwill and Intangible Assets, Net
Goodwill

The following table summarizes the activity of the Company's goodwill balance (in thousands):

Amount
Balance at December 31, 2021	$1,141,726
Infocyte acquisition	31,071
Foreign currency translation	63
Balance at March 31, 2022	$1,172,860

Definite-Lived Intangible Assets

The following tables sets forth the gross carrying value and net carrying value of definite-lived intangible assets (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Technology	$122,453	$(38,394)	$84,059	8.1
Tradenames	126,757	(28,789)	97,968	15.6
Partner relationships	174,510	(63,969)	110,541	9.5
Total	$423,720	$(131,152)	$292,568

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Life
Technology	$111,876	$(35,227)	$76,649	8.8
Tradenames	126,757	(27,173)	99,584	15.9
Partner relationships	172,287	(60,915)	111,372	9.9
Total	$410,920	$(123,315)	$287,605

Amortization expense related to intangible assets included in cost of revenue and operating expenses was $3.1 million and $4.7 million, respectively, for the three months ended March 31, 2022, including $0.5 million and $0.2 million, respectively, resulting from the Infocyte acquisition. Amortization expense related to intangible assets included in cost of revenue and operating expenses was $1.3 million and $4.4 million, respectively, for the three months ended March 31, 2021.

The Company's acquired intangible assets are amortized over periods ranging from 2 to 20 years, depending on their estimated useful lives. As of March 31, 2022, estimated amortization expense for intangible assets is as follows (in thousands):

Periods Ended December 31,
Remainder of 2022	$23,621
2023	31,345
2024	30,242
2025	29,792
2026	25,921
Thereafter	151,647
$292,568

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

The Company has a $200.0 million revolving credit loan under its 2020 Credit Agreement. As of March 31, 2022, the Company was in compliance with all applicable covenants. As of March 31, 2022 and December 31, 2021, the 2020 Credit Agreement was undrawn, with the exception of $1.9 million of outstanding letters of credit.

10.Stock-Based Compensation

The Company has equity awards outstanding under the Datto Holding Corp. Omnibus Incentive Plan (the “2020 Plan”), the 2017 Stock Option Plan (the “2017 Datto Plan”), and the Autotask Superior Holdings 2013 Stock Option Plan (the “Autotask Plan”). Equity award activity under these plans is summarized below.

Stock Options

The following table summarizes stock option activity related to all plans during the three months ended March 31, 2022 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	7,055,006	$10.80	7.1	$109,720
Options exercised	(568,481)	$10.81
Options forfeited & expired	(69,932)	$11.27
Options outstanding at March 31, 2022	6,416,593	$10.79	6.6	$102,208
Options vested and exercisable at March 31, 2022	4,306,236	$10.26	6.2	$70,887

Options outstanding at March 31, 2022 include 80,000 issued under the 2020 Plan, 6,086,041 issued under the 2017 Datto Plan, and 250,552 issued under the Autotask Plan.

The total fair value of stock options that vested during three months ended March 31, 2022 and 2021 was $4.7 million and $8.1 million, respectively.

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $8.1 million and $0.3 million, respectively.

As of March 31, 2022, unrecognized compensation expense related to outstanding stock options was $16.8 million, which is expected to be recognized over the remaining weighted average term of 1.6 years.

Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	4,185,843	$25.71
RSUs granted	1,150,872	$24.70
RSUs vested	(170,783)	$25.69
RSUs forfeited	(201,153)	$25.72
RSUs outstanding at March 31, 2022	4,964,779	$25.48

All RSUs outstanding at March 31, 2022 were issued under the 2020 Plan.

While the majority of RSUs vest over a four-year period, the Company also issued RSUs with performance-based vesting conditions in connection with the acquisitions of BitDam in 2021 and Infocyte in 2022, for which stock-based compensation expense is being recorded based on the expected achievement of the performance targets. As of

March 31, 2022, unrecognized compensation expense related to all outstanding RSUs was $109.4 million, which is expected to be recognized over the remaining weighted average term of 3.2 years.

Shares Available for Future Grants

The following table summarizes the shares available for future grants under the 2020 Plan:

Shares Available for Future Grant
Balance at December 31, 2021	24,380,324
Annual authorization increase	8,199,584
Awards granted	(1,150,872)
Awards forfeited or expired	201,241
Balance at March 31, 2022	31,630,277

Datto 2021 Employee Stock Purchase Plan

The Datto Holding Corp. 2021 Employee Stock Purchase Plan (“ESPP”) provides employees with the option to purchase Datto common stock at a purchase price equal to 85% of the fair market value of Datto common stock on the first or last day of the offering period, whichever is lower, subject to certain plan provisions and tax regulations. As of March 31, 2022, 4,700,580 shares were available for issuance under the ESPP.

Approximately 160,878 shares were issued in January 2022 for total consideration of $3.3 million, which was accumulated over the offering period through employee payroll withholdings. The amount of withholdings from employees held by the Company as of March 31, 2022 and December 31, 2021, were $1.7 million and $3.2 million, respectively, which are included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

The fair value of shares issued under the ESPP is estimated on the grant date using the Black-Scholes option pricing model. As of March 31, 2022, unrecognized compensation expense related to the ESPP was $0.8 million, which is expected to be recognized over the remaining weighted average term of 0.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue—subscription	$1,020	$1,228
Cost of revenue—device	36	62
Cost of revenue—professional services and other	66	103
Sales and marketing	2,588	2,295
Research and development	6,174	4,874
General and administrative	2,729	2,949
Total stock-based compensation expense	$12,613	$11,511

The table reflects stock-based compensation expense based upon the functional role of the holder.

11.Income Taxes
The Company incurred a provision for income taxes of $0.7 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was 7.6%, reflecting the favorable impact of taxes in certain foreign jurisdictions, including the benefit of the release of valuation allowances, a favorable impact of U.S. state income taxes resulting from a change in tax law, and the tax benefit related to employee stock option exercises.

12.Net Income per Share
Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to common stockholders is calculated by giving effect to all potential shares of common stock, including the Company's outstanding stock options, common stock related to unvested RSUs, and the estimated number of shares to be issued under the ESPP based upon the enrollment and stock price as of March 31, 2022, to the extent such potential shares are dilutive. For the purpose of computing diluted earnings per share, options with a performance-based vesting condition are considered contingently issuable, and such contingent shares are included in the denominator for computing diluted net income per share only once the performance condition is met, and only to the extent such options are dilutive. The calculation of basic and diluted income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to common stockholders	$7,947	$15,286
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders
Basic	164,081,628	161,066,404
Total dilutive effect of outstanding equity awards including the ESPP	3,453,435	3,667,998
Diluted	167,535,063	164,734,402
Net income per share attributable to common stockholders
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

For the three month periods ended March 31, 2022 and 2021 there were 508,923 and 634,330, respectively, of weighted-average outstanding options and RSUs that were excluded from the computation of diluted net income per share attributable to common stockholders for the period presented because including them would have been antidilutive.

13.Subsequent Events

On April 11, 2022, Datto entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Knockout Parent Inc., a Delaware corporation and a wholly owned subsidiary of Kaseya Inc. (“Kaseya”), and certain other parties, providing for the acquisition of the Company by Kaseya, subject to the terms and conditions set forth therein (the “Merger”). Under, and subject to, the terms of the Merger Agreement, Datto stockholders will have the right to receive $35.50 per share in cash, without interest. The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of applicable regulatory approvals. The proposed Merger is expected to close during the second half of 2022.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or other events. For example, all statements we make relating to the proposed Merger with Kaseya, our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•uncertainties associated with the proposed Merger with Kaseya;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the inability to complete the proposed Merger due to the failure to satisfy conditions to completion of the proposed Merger, including the receipt of applicable approvals and clearances by government authorities;
•risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;
•the effect of the announcement of the proposed Merger on our relationships with our customers, operating results and business generally;
•the risk that the proposed Merger will not be consummated in a timely manner or at all;
•the costs of the proposed Merger if the proposed Merger is not consummated;
•restrictions imposed on our business during the pendency of the proposed Merger;
•potential litigation instituted against us or our directors challenging the proposed Merger;
•our ability to recruit, retain and develop key employees and management personnel, including in light of the proposed Merger;
•the continuing impacts on our operations and financial condition from the effects of the COVID-19 pandemic;
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
•the impact of volatility in the global economy; including heightened inflation, rising interest rates and the effects from the war in Ukraine;
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
•our ability to comply with the other government laws and regulations applicable to our business; and
•other factors disclosed in the section entitled “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2022.

We derive many of our forward-looking statements from our operating plans and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 23, 2022. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified in this Quarterly Report and in our Form 10-K, particularly those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements.”

Overview

Datto is the leading global provider of security and cloud-based software solutions purpose-built for delivery through the managed service provider, or MSP, channel to small and medium businesses, or SMBs. We enable our more than 19,200 MSP partners to manage and grow their businesses serving the SMB information technology, or SMB IT, market. Our platform combines mission-critical cloud-based software, technologies and security solutions that MSPs sell to SMBs, business management software to help MSPs scale their own businesses, and marketing tools, content, training and industry-leading events that cultivate an empowered and highly engaged MSP partner community.

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

Our cloud-based offerings include Unified Continuity, Networking, Endpoint Management and Business Management software solutions. Our Unified Continuity offerings ensure the ongoing availability and security of mission-critical IT systems for SMBs in both private and public clouds. Datto’s business continuity and disaster recovery, or BCDR, software enables rapid restoration of an SMB’s full IT environment. Datto’s SaaS Protection is a reliable, automated and secure backup and restoration product for data stored on cloud applications such as Microsoft 365 and Google Workspace. Datto Networking constitutes a suite of MSP-centric networking solutions sold through our MSP partners to easily deliver networking as a managed service. These solutions are simple for MSPs to deploy, configure and manage across their SMB customers through a single portal. Our Endpoint Management software allows MSPs to remotely manage, monitor and secure SMB endpoints. Lastly, Datto's Business Management software provides critical operational tools to MSPs for efficient workflow management and delivery of end-to-end managed services. Our platform also includes a host of business development tools, training and content to help MSPs address the challenges of marketing and selling to SMB customers.

During 2022, we acquired threat detection and response company Infocyte, extending Datto’s security capabilities that protect, detect, and respond to cyberthreats found within endpoints and cloud environments. During late 2021 we launched two new cloud-based solutions - Datto Continuity for Microsoft Azure ("DCMA") and SaaS Defense. DCMA is a comprehensive BCDR solution that protects MSPs and their clients’ data in the public cloud in the event of malicious ransomware attacks, security breaches, and vendor outages. SaaS Defense is an advanced threat protection and spam-filtering solution that provides MSPs and their SMB customers with patented technology to proactively detect and prevent malicious malware, phishing, and Business Email Compromise ("BEC") attacks that target Microsoft Exchange, OneDrive, SharePoint, and Teams. The product was built on technology obtained in Datto’s acquisition of Israel-based cyber threat detection company BitDam in early 2021.

Merger Transaction

On April 11, 2022, Datto entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Knockout Parent Inc., a Delaware corporation and a wholly owned subsidiary of Kaseya Inc. (“Kaseya”), and certain other parties, providing for the acquisition of the Company by Kaseya, subject to the terms and conditions set forth therein (the “Merger”). Under, and subject to, the terms of the Merger Agreement, Datto stockholders will have the right to receive $35.50 per share in cash, without interest. The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving the Merger Agreement and the transactions contemplated thereby. The obligations of the parties to complete the proposed Merger are subject to customary closing conditions, including, among others, the receipt of applicable regulatory approvals. The proposed Merger is expected to close during the second half of 2022.

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

Subscriptions for our BCDR products are priced based on service tier, which is determined by data storage capacity and data retention period. Subscriptions for Datto SaaS Protection and Datto SaaS Defense (together, SaaS Protection+) are priced based on the number of Microsoft 365 or Google Workspace employee accounts at the SMB domains that our MSP partners protect and data retention period. Networking subscriptions are priced based on the volume and type of networking solutions ordered. Endpoint Management subscriptions are priced per endpoint device at the SMB. Business Management subscriptions are priced based on the number of employees at an MSP that are able to utilize our PSA product.

We employ a highly efficient land-and-expand sales strategy facilitated by offering products that are reliable, easy to adopt and that drive recurring revenue growth and margin efficiency for our MSP partners. We sell our solutions to MSPs primarily through our sales team, benefiting from the reach of our MSP partners for our sell-through products, and provide them with self-service options to upgrade service tiers, add additional units and purchase additional solutions. Our MSP partners often significantly increase usage from their initial purchase and expand their usage to other products on our platform. We also provide access to business development tools and content to help MSPs address the challenges of marketing and selling to SMB customers. We grow alongside our MSP partners as they deploy our solutions across their existing SMB customers, add new customers and upgrade service tiers.

As of March 31, 2022, our annual run-rate revenue, or ARR, was $689.3 million, and our revenue for the three months ended March 31, 2022 was $170.8 million, of which approximately 94% was recurring subscription revenue. For the three months ended March 31, 2022, our net income was $7.9 million and our Adjusted EBITDA was $39.5 million.

As of March 31, 2021, our ARR was $572.5 million and our revenue for the three months ended March 31, 2021, was $144.9 million, of which approximately 94% was recurring subscription revenue. For the three months ended March 31, 2021, our net income was $15.3 million and our Adjusted EBITDA was $46.9 million.

Refer to our discussion of ARR in Key Performance Metrics and Adjusted EBITDA in Non-GAAP Financial Measures.

Trends and Uncertainties

Impact of COVID-19

While we have not incurred significant disruptions from the COVID-19 pandemic, there remains uncertainty relating to the ultimate impact of the pandemic on our business because of numerous global factors, including but not limited to, the impact on our customers and suppliers, supply chain constraints, labor shortages, inflationary pressure and other factors.

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

Macro-Economic or Industry Trends

As discussed below, we believe continued favorable industry trends will contribute to the growth of our business, including: i) increased adoption by SMBs of digital and cloud-based technologies; ii) increasing complexity in IT, which impacts the ability of SMBs to evaluate, select and implement an optimal IT environment; iii) increased exposure and vulnerability of SMBs to security and regulatory risk, including cyberattacks; iv) lack of SMB sophistication to meet the expanding challenges of IT management; v) the continued trend of remote work, vi) educational organizations and governmental agencies using MSPs to provide IT services, and vii) the meaningful and increasing costs of downtime or data loss. The customer base of our partners continues to expand as a result of these trends and as evidenced by the anticipated 13.4% increase in available market reported by Frost & Sullivan during 2021.

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

MSP Partners

The number of MSP partners represents the number of MSPs with active subscriptions as of the end of the period. We use this number to assess our ability to attract and retain MSP partners and thereby grow our business. As of March 31, 2022, we had approximately 19,200 MSP partners, a net increase of approximately 700 since December 31, 2021. Net changes in the number of our MSP partners are a result of the total new partners added during a period, largely based on our sales and marketing efforts, and the churn or reduction of existing partners during the period, which can be affected by the broader economic environment and factors such as the effects of COVID-19 on our partners' SMB end customers. As a result of our land-and-expand model, our revenue growth is driven principally by additional revenue from existing MSP partners. We view new MSP partner additions as a leading indicator of the health of the business, but the additions do not immediately drive material revenue growth in our reported results of operations.

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

The table below sets forth our ARR as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
ARR	$689.3	$572.5	$116.8	20.4%

Components of Results of Operations
Revenue

We generate revenue primarily from fees received for subscriptions to our products and services, and also from the sale of BCDR and Networking devices and professional services associated with our Business Management offerings.

Subscription. We derive revenue primarily from security and cloud-based software solutions sold on a recurring subscription basis. Subscription revenue is recognized ratably over the subscription term as revenue recognition criteria have been met. We generally invoice subscription agreements monthly over the subscription period. Subscription revenue for our Unified Continuity, Networking and Endpoint Management solutions grows as our MSP partners add more end customers and as the end-customers of our MSP partners add new subscription products, upgrade the service tier of their existing subscription products, increase the usage of their subscription products or add more end-user devices managed by their MSP. Revenue from our Business Management solutions increases as we sell subscriptions to new and existing MSP partners who did not have our PSA solution and as our MSP partners with PSA subscriptions add employees who require seat licenses and as MSPs purchase Datto Commerce subscriptions.

Device. Device revenue includes the sale of BCDR and Networking devices which enable us to deliver our BCDR and Networking services to our MSP partners under a recurring subscription model. Revenue from devices in our Unified Continuity solution primarily consists of the sale of our proprietary data storage devices. Revenue from devices in our Networking solution primarily consists of the sale of wireless access points, switches and edge routers. We recognize revenue at the point in time when control of the device has transferred to the MSP or upon activation of the related subscription. Revenue from devices does not contribute significantly to overall revenue related to our Unified Continuity solutions.

Professional services and other. We derive revenue from professional services associated with our Business Management and Endpoint Management offerings. These implementation and consulting services include configuration, database merging and data migration. Our professional services are generally priced on a time and materials basis and invoiced monthly, with revenue recognized as the services are performed, and we frequently discount our services to drive adoption of our Business Management and Endpoint Management offerings.

Cost of revenue

Subscription. Subscription cost of revenue consists of costs directly related to our subscription services, including personnel costs associated with operating our Datto Cloud infrastructure and customer support operations, hosting and data center related costs, third-party software licenses and allocated facilities and overhead costs associated with delivering these services.

Device. Device cost of revenue consists of hardware, manufacturing, personnel, shipping and logistics costs, as well as allocated facilities and overhead costs associated with the purchase, production and delivery of our devices. Our BCDR products rely on a mix of off-the-shelf hardware and custom designed hardware. Our Networking devices generally consist of off-the-shelf hardware, although some of our devices feature a unique industrial design.

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

General and administrative

General and administrative expenses consist primarily of personnel costs across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, provision for expected credit losses expense, travel expenses and costs for facilities. General and administrative expenses also include costs of operating as a publicly listed company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, expenses related to investor relations, and professional services fees, particularly related to audit services and compliance with the Sarbanes-Oxley Act.

Depreciation and amortization

Depreciation and amortization expenses in operating expenses consist of amortization of tradenames and partner relationship intangibles, depreciation of other property and equipment such as leasehold improvements, furniture and fixtures, and computer equipment, and amortization of internally developed software.

Other (Income) expense

Interest expense

Interest expense consists of commitment fees under our credit facilities and the amortization of debt issuance costs, and to the extent we have outstanding borrowings, interest payments under our credit facilities. Our 2020 Credit Agreement provides a $200.0 million revolving credit facility. As of March 31, 2022, no amounts had been drawn under the 2020 Credit Agreement. See “Liquidity and Capital Resources—Credit Facilities” for additional details.

Other (income) expense

Other (income) expense primarily consists of the net exchange (gains) or losses on foreign currency transactions, (gains) or losses from our money market funds and (gains) or losses on the disposal of assets.

Provision for income tax
Provision for income tax consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Stock-Based Compensation

The functional role of the holder determines the financial statement line item within which stock-based compensation expense is recorded.

Condensed Consolidated Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription	$160,513	$135,590
Device	9,516	8,385
Professional services and other	752	934
Total revenue	170,781	144,909
Cost of revenue:
Subscription (1)	25,660	20,930
Device (1)	12,608	9,498
Professional services and other (1)	1,783	1,502
Depreciation and amortization	9,399	6,625
Total cost of revenue	49,450	38,555
Gross profit	121,331	106,354
Operating expenses:
Sales and marketing (1)	39,862	31,926
Research and development (1)	33,582	22,474
General and administrative (1)	32,569	24,621
Depreciation and amortization	7,269	6,570
Total operating expenses	113,282	85,591
Income from operations	8,049	20,763
Other (income) expense:
Interest expense	122	102
Other income, net	(672)	(19)
Total other (income) expense	(550)	83
Income before income taxes	8,599	20,680
Provision for income taxes	(652)	(5,394)
Net income	$7,947	$15,286

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue—subscription	$1,020	$1,228
Cost of revenue—device	36	62
Cost of revenue—professional services and other	66	103
Sales and marketing	2,588	2,295
Research and development	6,174	4,874
General and administrative	2,729	2,949
Total	$12,613	$11,511
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue for the period indicated (percentages may not foot as a result of rounding):

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	94.0%	93.6%
Device	5.6%	5.8%
Professional services and other	0.4%	0.6%
Total revenue	100.0%	100.0%
Cost of revenue:
Subscription	15.0%	14.4%
Device	7.4%	6.6%
Professional services and other	1.0%	1.0%
Depreciation and amortization	5.5%	4.6%
Total cost of revenue	29.0%	26.6%
Gross profit	71.0%	73.4%
Operating expenses:
Sales and marketing	23.3%	22.0%
Research and development	19.7%	15.5%
General and administrative	19.1%	17.0%
Depreciation and amortization	4.3%	4.5%
Total operating expenses	66.3%	59.1%
Income from operations	4.7%	14.3%
Other (income) expense:
Interest expense	0.1%	0.1%
Other income, net	(0.4)%	—%
Total other (income) expense	(0.3)%	0.1%
Income before income taxes	5.0%	14.3%
Provision for income taxes	(0.4)%	(3.7)%
Net income	4.7%	10.5%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Subscription	$160,513	$135,590	$24,923	18.4%
Device	9,516	8,385	1,131	13.5%
Professional services and other	752	934	(182)	(19.5)%
Total revenue	$170,781	$144,909	$25,872	17.9%

Subscription

Subscription revenue increased $24.9 million, or 18.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was partially offset by an unfavorable foreign exchange rate impact of approximately 1.3%. The increase in subscription revenue was driven by growth across our offerings, including our Unified Continuity, Endpoint Management and Business Management cloud-based offerings. Recurring subscription revenue accounted for 94.0% of total revenue for the three months ended March 31, 2022 compared to 93.6% for the three months ended March 31, 2021.

Device

Device revenue increased $1.1 million, or 13.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Professional services and other

Professional services and other revenue decreased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Subscription	$25,660	$20,930	$4,730	22.6%
Device	12,608	9,498	3,110	32.7%
Professional services and other	1,783	1,502	281	18.7%
Depreciation and amortization	9,399	6,625	2,774	41.9%
Total cost of revenue	$49,450	$38,555	$10,895	28.3%

Subscription

Subscription cost of revenue for the three months ended March 31, 2022 increased $4.7 million, or 22.6%, compared to the three months ended March 31, 2021. The increase was primarily driven by additional costs to support the growth of our subscription offerings, including increased personnel costs and higher service costs to support the growth of our Datto Cloud, including costs related to the launch of our new SaaS Defense solution. Subscription cost of revenue reflects stock-based compensation expense of $1.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Device

Device cost of revenue increased $3.1 million, or 32.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by the 13.5% increase in device revenue and the impact of increased shipping costs. Device cost of revenue reflects stock-based compensation expense of approximately $0.1 million for both the three months ended March 31, 2022 and 2021.

Professional services and other

Professional services and other cost of revenue increased $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Professional services and other cost of revenue reflects stock-based compensation expense of $0.1 million for each of the three months ended March 31, 2022 and 2021.

Depreciation and amortization

Depreciation and amortization expense in cost of revenue increased $2.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase reflects the increase in amortization of acquired intangible assets in 2022 as a result of recent acquisitions, including the BitDam acquisition in March 2021 and the Infocyte acquisition in January 2022, as well as higher depreciation expense in 2022 associated with the continued capital expenditures for our Datto Cloud infrastructure to support the growth in subscriptions. Depreciation expense was $6.3 million and $5.3 million in the three months ended March 31, 2022 and 2021, respectively, and amortization of intangible assets was $3.1 million and $1.3 million in the three months ended March 31, 2022 and 2021, respectively.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Gross profit:
Subscription	$134,853	$114,660	$20,193	17.6%
Device	(3,092)	(1,113)	(1,979)	177.8%
Professional services and other	(1,031)	(568)	(463)	81.5%
Depreciation and amortization	(9,399)	(6,625)	(2,774)	41.9%
Total gross profit	$121,331	$106,354	$14,977	14.1%
Gross margin:
Subscription	84.0%	84.6%	(55)	bps
Device	(32.5)%	(13.3)%	(1,922)	bps
Professional services and other	(137.1)%	(60.8)%	(7,629)	bps
Total gross margin	71.0%	73.4%	(235)	bps

Gross profit increased $15.0 million, or 14.1%, driven by the increase in subscription gross profit as a result of the increase in subscription revenue, partially offset by a decrease in gross profit from increased depreciation and amortization, driven by the impact of increased amortization of acquired intangible assets resulting from recent acquisitions, and increased negative gross profit of device and professional services and other. Gross margin decreased by 235 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by the negative impact of increased depreciation and amortization as well as increased negative device gross profit margin in 2022 as compared to 2021. Subscription gross margin declined slightly, reflecting additional costs to support the growth of our subscription offerings, including increased personnel costs and higher service costs to support the growth of our Datto Cloud, including costs related to the launch of our new SaaS Defense solution. Cost of revenue reflects stock-based compensation expense of $1.1 million and $1.4 million for the three months ended March 31,2022 and 2021, respectively.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Sales and marketing	$39,862	$31,926	$7,936	24.9%
Research and development	33,582	22,474	11,108	49.4%
General and administrative	32,569	24,621	7,948	32.3%
Depreciation and amortization	7,269	6,570	699	10.6%
Total operating expenses	$113,282	$85,591	$27,691	32.4%

	Three Months Ended March 31,
	2022	2021
As a percentage of total revenue:
Sales and marketing	23.3%	22.0%
Research and development	19.7%	15.5%
General and administrative	19.1%	17.0%

Sales and marketing

Sales and marketing expense increased $7.9 million, or 24.9% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increased personnel costs to support the growth in our business, including higher commission expense and increased stock-based compensation expense of $0.3 million. Sales and marketing expense included $2.6 million and $2.3 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

Research and development

Research and development expense increased $11.1 million, or 49.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increased personnel costs reflecting our continued investment in innovation and information security and an increase in stock-based compensation expense of $1.3 million. Research and development expense included $6.2 million and $4.9 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.

General and administrative

General and administrative expense increased $7.9 million, or 32.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven primarily by increased personnel costs, and increased transaction related and other expense of $0.8 million, partially offset by a $0.7 million reduction in provision for expected credit losses expense as a result of improved collections activity. General and administrative expense included $2.7 million and $2.9 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, and $2.2 million and $1.4 million of transaction related and other expense for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization

Depreciation and amortization expense related to operating expenses increased $0.7 million, or 10.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Amortization of intangible assets was $4.7 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively, reflecting the impact of the Infocyte acquisition, and depreciation expense was $2.6 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Other Expenses (Income), Net and Provision for Income Taxes

Interest expense

Interest expense was unchanged, at $0.1 million, for the three months ended March 31, 2022 and 2021. No amounts have been drawn under the 2020 Credit Agreement and we have no outstanding debt as of March 31, 2022.

Other expense (income), net

Other income, net increased $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily as a result of the impact of exchange rate fluctuations on transactions denominated in a foreign currency.

Provision for income taxes

We incurred a provision for income taxes of $0.7 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was 7.6%, reflecting the favorable impact of taxes in certain foreign jurisdictions, including the benefit of the release of valuation allowances, a favorable impact of U.S. state income taxes resulting from a change in tax law, and the tax benefit related to employee stock option exercises.

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
A reconciliation of Non-GAAP Gross Profit to gross profit, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$121,331	$106,354
Amortization of acquired intangible assets	3,140	1,312
Stock-based compensation expense	1,122	1,393
Non-GAAP Gross Profit	$125,593	$109,059

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
A reconciliation of Non-GAAP Income from Operations to income from operations, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Income from operations	$8,049	$20,763
Amortization of acquired intangible assets	7,806	5,734
Stock-based compensation expense	12,613	11,511
Transaction related and other expense (1)	2,210	1,439
Non-GAAP Income from Operations	$30,678	$39,447

(1)Transaction related and other expense consists of merger and acquisition related costs and other unusual charges for the three months ended March 31, 2022 and 2021.
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
A reconciliation of Non-GAAP Net Income to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$7,947	$15,286
Provision for income taxes	652	5,394
Income before income taxes	8,599	20,680
Amortization of acquired intangible assets	7,806	5,734
Stock-based compensation expense	12,613	11,511
Transaction related and other expense (1)	2,210	1,439
Non-GAAP provision for income taxes (2)	(7,807)	(9,841)
Non-GAAP Net Income	$23,421	$29,523

(1)Transaction related and other expense consists of merger and acquisition related costs and other unusual charges for the three months ended March 31, 2022 and 2021 .
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
Adjusted EBITDA
Adjusted EBITDA is a supplemental measure of operating performance monitored by management that is not defined under GAAP and that does not represent, and should not be considered as an alternative to net income, as determined by GAAP. We define Adjusted EBITDA as net income adjusted for interest and other (income) expense, net, loss on extinguishment of debt, depreciation and amortization expense, provision for income taxes, stock-based compensation expense, restructuring expense and transaction related and other expense. We use Adjusted EBITDA to understand and evaluate our core operating performance and trends and to develop short-term and long-term operating plans.
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
A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$7,947	$15,286
Interest and other (income) expense, net(1)	(550)	83
Depreciation and amortization	16,668	13,195
Provision for income taxes	652	5,394
Stock-based compensation expense	12,613	11,511
Transaction related and other expense(2)	2,210	1,439
Adjusted EBITDA	$39,540	$46,908

(1)Interest and other expense, net includes interest expense, net, foreign currency gains and losses and other expenses.
(2)Transaction related and other expense consists of merger and acquisition related costs and other unusual charges for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

General

As of March 31, 2022, our principal source of liquidity was cash and cash equivalents and restricted cash totaling $192.8 million, $40.3 million of which was denominated in foreign currencies. In addition, as of March 31, 2022, we had no debt outstanding and $198.1 million of capacity under our 2020 Revolving Credit Facility, as defined below. We believe our existing cash and cash equivalents, cash provided by our ongoing operations and borrowing capacity under our 2020 Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond.

 Historically, as we invested in our organization and infrastructure to meet increasing demand for our products and services and to drive our rapid growth, we have financed our operations primarily through cash provided by our ongoing operations, debt financing and more recently our initial public offering (" IPO"). The COVID-19 pandemic caused a reduction of marketing, event and travel costs, as many events were held virtually and travel was limited, although we did begin to experience more normalized spending levels over the course of 2021 and into the first quarter of 2022. In the future we will continue to invest in our organization and infrastructure and expect to resume hosting our world-class partner events in-person when it is safe to do so, as we grow and innovate along with our MSP partners.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development (“R&D”) expenditures fully in the year incurred and requires taxpayers to deduct such expenditures for tax purposes over multiple years. While it is possible Congress may defer, modify, or repeal this provision, we have no assurance this provision will be deferred, modified, or repealed. We estimate this provision will have a modest negative impact on our cash from operating activities in 2022 and 2023, as the impact is expected to be largely offset through the utilization of net operating loss carryforwards and research and development credits. Beyond 2023, we expect the negative impact on our cash from operating activities to be more significant, although the amount of R&D expenditures deductible for tax purposes increases each year until the deduction normalizes after the five-year anniversary of the tax law change. The actual impact on cash from operating activities for all periods will depend on if this provision is deferred, modified, or repealed by Congress, the timing of such action, and the amount of R&D expenditures incurred by us in future periods, among other factors.

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

Credit Facilities

The Company has a $200.0 million revolving credit loan (the “2020 Revolving Credit Facility”) under its 2020 Credit Agreement. As of March 31, 2022, the 2020 Revolving Credit Facility was undrawn with the exception of $1.9 million of capacity which was being used to backstop outstanding letters of credit.

Cash Flows

The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$15,070	$35,167
Net cash used in investing activities	(54,032)	(56,167)
Net cash provided by (used in) financing activities	9,472	(265)

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $15.1 million, which resulted from net income of $7.9 million, adjusted for non-cash charges of $29.2 million and net cash outflow of $22.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $16.7 million, stock-based compensation expense of $12.6 million, non-cash operating lease expense of $1.9 million, provision for expected credit losses of $0.5 million partially offset by a deferred income tax benefit of $2.6 million. The net cash outflow from changes in operating assets and liabilities resulted from an increase in inventory of $9.4 million primarily to support our SIRIS 5 launch. Additionally, prepaid expenses and other current assets increased $5.0 million, resulting from the timing of payments on SaaS arrangements and increased contract assets, other assets increased $4.3 million driven by deferred contract acquisition costs, and accounts payable, accrued expenses and other decreased $2.2 million primarily resulting from the timing of payments, including the timing impact of annual bonus payments.

For the three months ended March 31, 2021, net cash provided by operating activities was $35.2 million, which resulted from net income of $15.3 million, adjusted for non-cash charges of $32.0 million and net cash outflow of $12.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization expense of $13.2 million, stock-based compensation expense of $11.5 million, deferred income tax expense of $4.7 million, non-cash operating lease expense of $1.9 million and provision for expected credit losses of $1.2 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in inventory of $5.6 million, an increase in other assets of $4.1 million and an increase in prepaid expenses and other current assets of $3.8 million, partially offset by an increase in accounts payable, accrued expenses and other of $3.5 million resulting from the timing of payments.

Investing Activities

Cash used in investing activities was $54.0 million during the three months ended March 31, 2022, including $43.5 million, net of cash acquired, for the acquisition of Infocyte, and capital expenditures of $10.5 million, primarily related to investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners. We also purchased computer equipment to support our increased workforce.

Cash used in investing activities was $56.2 million during the three months ended March 31, 2021, including $45.5 million, net of cash acquired, for the acquisition of BitDam Ltd., and capital expenditures of $10.7 million, primarily related to investment in servers for our Datto Cloud infrastructure to support our overall subscription growth as well as investments in the development of our cloud-based platforms to serve our partners.

Financing Activities

Cash provided by financing activities was $9.5 million during the three months ended March 31, 2022, reflecting proceeds from stock option exercises of $6.2 million and proceeds of $3.3 million from purchases under our employee stock purchase plan.

Cash used in financing activities was $0.3 million during the three months ended March 31, 2021, reflecting the payment of IPO transaction related costs, partially offset by proceeds from stock option exercises of $0.2 million.

Contractual Commitments

Our principal commitments consist of obligations under operating leases for office space, co-located data center contracts and credit facilities, to the extent we have outstanding debt. In “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022 we disclosed our total contractual commitments as of December 31, 2021. There have been no material changes to our contractual commitments since December 31, 2021.

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

For additional information about our critical accounting estimates, see the disclosures included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates” included in the 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022, as well as Note 1. Description of Business, Basis of Presentation and Principles of Consolidation and Note 2. Significant Accounting Policies to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales and operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, United Kingdom, Canada, Australia and Europe, although we do have certain arrangements in which we invoice in a non-functional currency, based upon the location of the partner. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected in the future because of changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements.

Interest Rate Risk

At March 31, 2022, we had no outstanding borrowings under the 2020 Credit Agreement. To the extent we incur borrowings, our primary interest rate risk is from changes in interest rates based on the Prime Rate, the Federal Funds Effective Rate or LIBO Rate (and the LIBOR Successor Rate). Interest rate risk is sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

Inflation Risk

During 2021 and the first quarter of 2022, the Company experienced inflation in the costs of certain products, services and personnel costs. We expect to be able to largely offset certain higher costs through increased operational efficiencies and potentially certain price increases. If our costs, in particular personnel and data centers costs, were to become subject to substantial inflationary pressures, our inability or failure to offset such increases with other savings or price adjustments could harm our business and operating results.

ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that it is also accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Except as described below, there have been no material changes to the risk factors disclosed in the section entitled “Risk Factors” in the Annual Report on Form 10-K filed with the SEC on February 23, 2022.

Uncertainties associated with the Merger with Kaseya could adversely affect our business, results of operations and financial condition.

On April 11, 2022, Datto entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Knockout Parent Inc. (“Parent”), a Delaware corporation and a wholly owned subsidiary of Kaseya Inc. (“Kaseya”), and certain other parties thereto, pursuant to which Datto will merge with and into a wholly-owned subsidiary of Parent, with Datto continuing as the surviving corporation and a wholly-owned subsidiary of Kaseya (the “Merger”). Completion of the Merger is subject to various closing conditions, including but not limited to, the receipt of required regulatory clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other approvals and clearances by government authorities. The regulatory agencies from which certain of these clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks include, but are not limited to:

•an adverse effect on our relationship with vendors, customers, and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;

•a diversion of a significant amount of management time and resources towards the completion of the Merger;

•being subject to certain restrictions on the conduct of our business;

•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and

•difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) if the Merger is not consummated on or before the “outside date” of November 11, 2022 (subject to an extension until April 11, 2023 under certain circumstances), (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the Merger set forth in the Merger Agreement to not be satisfied and fails to cure such breach, or (iii) if any law or order prohibiting the Merger or the transactions contemplated thereby has become final and non-appealable. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger.

In addition, if the Merger Agreement is validly terminated by Parent under the circumstances set forth in the Merger Agreement, the Company will be required to pay Parent a termination fee equal to $185,665,475. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or encouraging or facilitating alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring debt; entering into, adopting, amending, modifying or terminating any employee plans (as defined in the Merger Agreement); increasing the compensation of any director, officer or employee or hiring or terminating any employee (other than for cause); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibit No.	Description of Exhibit

2.1*
Agreement and Plan of Merger, by and among Datto Holding Corp., Knockout Parent Inc. and Knockout Merger Sub Inc., and, for limited purposes set forth therein, Kaseya Holdings Inc. and Kaseya Inc. dated April 11, 2022 (incorporated by reference to Exhibit 2.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on April 13, 2022).

3.1
Third Amended and Restated Certificate of Incorporation of Datto Holding Corp., dated October 23, 2020 (incorporated by reference to Exhibit 3.1 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 26, 2020).

3.2	Amended and Restated Bylaws of Datto Holding Corp., dated October 20, 2020 (incorporated by reference to Exhibit 3.2 to Datto Holding Corp.’s Current Report on Form 8-K filed on October 26, 2020).

31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

*
All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

+
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2022.

Datto Holding Corp.

By:	/s/ John Abbot
Name:	John Abbot
Title:	Chief Financial Officer (Principal Financial Officer)